Form 10QSB
period 2005-03-31
Global Music International, Inc.
filed 2005-05-13
CIK 1308841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: March 31, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from:              to

Commission file number: 333-120908

GLOBAL MUSIC INTERNATIONAL, INC.

(Exact name of small business issuer as specified in its charter)

FLORIDA	20-1354562
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. Number)

20 Old Stagecoach Road, Redding, Connecticut 06896

(Address of principal executive offices)

(203) 938-1900

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12-months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days:    YES  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 10, 2005, there were 21,457,000 shares of our common stock outstanding.

INDEX

		Page No.
PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Balance Sheet, March 31, 2005 (unaudited)	3

	Statements of Operations, for the three month period ended March 31, 2005 (unaudited) and from July 1, 2004 (inception) through March 31, 2005 (unaudited)	4

	Statement of Changes in Stockholders’ Deficiency, for the period from July 1, 2004 (inception) through March 31, 2005 (unaudited)	5

	Statement of Cash Flows, for the period from July 1, 2004 (inception) through March 31, 2005 (unaudited)	6

	Notes to Financial Statements, March 31, 2005 (unaudited)	7

Item 2.	Management’s Discussion and Analysis or Plan of Operation	10

Item 3.	Controls and Procedures	12

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits and Reports on Form 8-K	13

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

GLOBAL MUSIC INTERNATIONAL, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

MARCH 31, 2005 (UNAUDITED)

March 31, 2005 (Unaudited)
ASSETS
Cash	$179,969
Prepaid expense	87

Total current assets	180,056
Property and equipment	129,484
Less: accumulated depreciation	(29,457)

100,027

Total assets	$280,083

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

LIABILITIES
Accounts payable	$5,000
Accrued interest	60,000
Advances from officer/director	3,680
Note payable to officer/director	1,500,000

Total current liabilities	1,568,680

STOCKHOLDERS’ DEFICIENCY
Common stock, $.0001 par value, authorized 40,000,000 shares	2,146
Additional paid-in capital	230,035
Deficit accumulated during the development stage	(1,520,778)

Total stockholders’ deficiency	(1,288,597)

$280,083

The accompanying notes are an integral part of these financial statements.

GLOBAL MUSIC INTERNATIONAL, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2005 (UNAUDITED)

AND FOR THE PERIOD FROM JULY 1, 2004 (INCEPTION)

THROUGH MARCH 31, 2005 (UNAUDITED)

	Three month period ended March 31, 2005 (Unaudited)		July 1, 2004 (Inception) through March 31, 2005 (Unaudited)
REVENUES		$—	$—

EXPENSES
Interest expense		22,500	60,000
Depreciation expense		10,374	29,457
General and administrative expenses		21,149	45,821

		54,023	135,278

Loss before provision for income taxes		(54,023)	(135,278)

PROVISION FOR INCOME TAXES		—	—

Net loss		$(54,023)	$(135,278)

Basic net loss per common share	$	NIL	$(0.01)

Weighted average common shares outstanding		21,457,000	20,963,976

The accompanying notes are an integral part of these financial statements.

GLOBAL MUSIC INTERNATIONAL, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE PERIOD FROM JULY 1, 2004 (INCEPTION) THROUGH MARCH 31, 2005 (UNAUDITED)

			Subscription Receivable, Common Stock To Be Issued				Deficit Accumulated During the Development Stage
						Additional Paid-in Capital		Total Stockholders’ Deficiency
	Common Stock To Be Issued, Net			Common Stock Issued
	Shares	Value		Shares	Value
Common stock to be issued in connection with:
Incorporation (July 1, 2004)	20,350,000	$2,035	$—	—	$—	$—	$—	$2,035
Private placement, net of offering costs of $46,604	1,107,000	230,146	(10,000)	—	—	—	—	220,146
Dividend	—	—	—	—	—	—	(1,385,500)	(1,385,500)
Issuance of common stock	(21,457,000)	(232,181)	—	21,457,000	2,146	230,035	—	—
Receipt of proceeds from subscription receivable	—	—	10,000	—	—	—	—	10,000
Net loss	—	—	—	—	—	—	(135,278)	(135,278)

Balance, March 31, 2005 (Unaudited)	—	$—	$—	21,457,000	$2,146	$230,035	$(1,520,778)	$(1,288,597)

The accompanying notes are an integral part of these financial statements.

GLOBAL MUSIC INTERNATIONAL, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JULY 1, 2004 (INCEPTION)

THROUGH MARCH 31, 2005 (UNAUDITED),

July 1, 2004 (Inception) through March 31, 2005 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(135,278)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	29,457
Compensation expense pursuant to common stock issued to founders	2,035
Changes in operating assets and liabilities:
Increase (decrease) in:
Prepaid expense	(87)
(Increase) decrease in:
Accounts payable	5,000
Accrued interest	60,000

Net cash used in operating activities	(38,873)

CASH FLOWS FROM INVESTMENT ACTIVITIES:
Purchases of property and equipment	(14,984)

Net cash used in investing activities	(14,984)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from officer/director	3,680
Proceeds from private placement offering, net	230,146

Net cash provided by financing activities	233,826

NET INCREASE IN CASH	179,969

CASH, beginning of period	—

CASH, end of period	$179,969

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities
Note payable recorded in connection with purchase of equipment and recognition of dividend to officer/director	$1,500,000

The accompanying notes are an integral part of these financial statements.

GLOBAL MUSIC INTERNATIONAL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2005 (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited financial statements as of March 31, 2005 and for the three month period ended March 31, 2005 and the period from July 1, 2004 (inception) through March 31, 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. In the Company’s opinion, the unaudited interim financial statements and accompanying notes reflect all adjustments, consisting of normal and recurring adjustments) that are necessary for a fair presentation of its financial position and operating results. The results of operations for the interim periods are not necessarily indicative of the results to be experienced for the entire fiscal year. This Form 10-QSB should be read in conjunction with the financial statements and notes thereto included in the Company’s Form SB-2 (Amendment Number Four) which contains audited financial statements as of October 31, 2004 and for the period from July 1, 2004 (inception) through October 31, 2004.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Global Music International, Inc. (A Development Stage Company) (the “Company”), doing business as Independent Music Network and IMNTV, operates a diversified entertainment company which is presently webcasting programming consisting of music videos of unsigned artists and bands from around the world.

DEVELOPMENT STAGE COMPANY

The Company was incorporated in the State of Florida on July 1, 2004. Operations from the Company’s inception through March 31, 2005 were devoted primarily to strategic planning, raising capital and developing revenue-generating opportunities.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers financial instruments with a maturity date of three months or less from the date of purchase to be cash equivalents. The Company had no cash equivalents at March 31, 2005.

PROPERTY AND EQUIPMENT

Property and equipment are carried at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to operations as incurred. Expenditures, which substantially increase the useful lives of the related assets, are capitalized.

GLOBAL MUSIC INTERNATIONAL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (Continued)

MARCH 31, 2005 (UNAUDITED)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

PROPERTY AND EQUIPMENT (Continued)

The Company purchased various assets necessary to webcast it’s programming from the Company’s founder, who is its President/CEO and a director, in exchange for a $1,500,000 promissory note (see Note 3). Prior to purchase, the assets were assessed for impairment and written down to fair value, which was determined to be $114,500. The fair value was determined by quoted market prices for similar assets. The difference between the fair value of the assets purchased and the note payable was recorded as a dividend totaling $1,385,500.

INCOME TAXES

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Differences between the financial statement and tax bases of assets, liabilities, and other transactions did not result in a provision for deferred income taxes for the three month period ended March 31, 2005 or the period from July 1, 2004 (inception) through March 31, 2005.

NOTE 3 - RELATED PARTY TRANSACTIONS – OFFICER/DIRECTOR

ADVANCES FROM OFFICER/DIRECTOR

During the period from July 1, 2004 (inception) through March 31, 2005, the President/CEO and director provided short-term working capital advances. Such advances are non-interest bearing and are due on demand. Amounts due to the officer/director at March 31, 2005 for such advances totaled $3,680.

NOTE PAYABLE

The note payable to officer/director consisted of amounts due to the Company’s founder, who is also the President/CEO and a director of the Company. The note bears interest at 6%, and is due on demand. Interest expense on the note amounted to $60,000, for the period from July 1, 2004 (inception) through March 31, 2005.

As of March 31, 2005, the President/CEO and director has been issued, in the aggregate, 79.2% of the Company’s common stock and therefore may have the effective power to elect all members of the board of directors and to control the vote on substantially all other matters, without the approval of other stockholders.

GLOBAL MUSIC INTERNATIONAL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (Continued)

MARCH 31, 2005 (UNAUDITED)

NOTE 4 - COMMON STOCK

The Company is authorized to issue 40,000,000 shares of $.0001 par value common stock. Of the authorized shares, 20,350,000 shares have been issued to the founders of the Company (“founder’s shares”). The Company did not receive any consideration for the founder’s shares and, accordingly, has recognized $2,035 in compensation expense in connection with the issuance of these shares.

The Company completed a private placement to 47 investors and issued 1,107,000 shares of common stock at $0.25 per share (“private placement shares”). The Company received gross proceeds of $276,750 from the offering. The Company incurred offering costs of $46,604 and has applied such costs against the proceeds from the offering.

The founder’s shares and private placement shares were not issued until December 3, 2004.

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As shown in the accompanying financial statements, the Company has a working capital deficiency of $1,388,624, has not earned any revenues, and has incurred a net loss from its inception through March 31, 2005 totaling $135,278. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company intends to improve the content and quality of its programming, expand the size and number of markets in which the programming content would be available and enter into agreements with wireless telecommunication companies on a subscription basis and, if needed, raise additional capital sufficient to continue operations. To date, the Company has entered into two contracts for Mobile phone broadcast of the Company’s music video content. One agreement, with Real Networks, Inc., is a marketing partnership/platform provider agreement for the United States (U.S.) and Canada. Real Networks, Inc. will attempt to place our video content with U.S. and Canadian Telecom companies. The second contract is with Midsoft Ltd, a Chinese company, for the distribution of the Company’s video content to its telecommunication partners in China. The Company believes it has sufficient capital to sustain operations for the next twenty four months regardless of the outcome of those agreements and/or any future agreements. No assurance can be given that the Company will realize revenue from the agreements with wireless telecommunications companies, maintain its cost structure as presently contemplated, raise additional capital on satisfactory terms, or that the President/CEO and director will not demand repayment of the note. Should any of these events take place, the Company may be forced to seek a merger or cease operations.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion includes certain forward-looking statements within the meaning of the safe harbor protections of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that include words such as “believe,” “expect,” “should,” “intend,” “may,” “anticipate,” “likely,” “contingent,” “could,” “may,” or other future-oriented statements, are forward-looking statements. Such forward-looking statements include, but are not limited to, statements regarding our business plans, strategies and objectives, and, in particular, statements referring to our expectations regarding our ability to continue as a going concern, generate increased market awareness of, and demand for, our current products, realize profitability and positive cash flow, and timely obtain required financing. These forward-looking statements involve risks and uncertainties that could cause actual results to differ from anticipated results. The forward-looking statements are based on our current expectations and what we believe are reasonable assumptions given our knowledge of the markets; however, our actual performance, results and achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Factors, within and beyond our control, that could cause or contribute to such differences include, among others, the following: those associated with our marketing of the music videos on our website to consumers in an evolving marketplace, consumer preferences, perceptions and receptiveness with respect to our website content, our critical capital raising efforts in an uncertain and volatile economical environment, our ability to maintain an existing relationship with platform providers and telecom companies, including related licensing and marketing arrangements, our cash-preservation and cost-containment efforts, our ability to retain key management personnel, our relative inexperience with advertising, our competition and the potential impact of technological advancements thereon, the impact of changing economic, political, and geo-political environments on our business, as well as those factors discussed elsewhere in this Form 10-QSB and in “Item 1 - Our Business,” “Item 6 - Management’s Discussion and Analysis,” and elsewhere in our most recent Form SB-2 Registration Statement, as amended, filed with the United States Securities and Exchange Commission. Readers are urged to carefully review and consider the various disclosures made by us in this report, in the aforementioned Form SB-2, and those detailed from time to time in our reports and filings with the United States Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that are likely to affect our business.

Our fiscal year ends on June 30. References to a fiscal year refer to the calendar year in which such fiscal year ends.

Our Business

Global Music International, Inc., a Florida corporation doing business as Independent Music Network, was formed on July 1, 2004 for the purpose of operating in certain segments of the entertainment industry which webcast programming content which consists of music videos of unsigned artists and bands from around the world over our web site at IMNTV.com 24/7. We are a development-stage company and not yet generating any revenues. Although we will not generate any revenues at this stage of our development, we intend to generate future revenue by entering into agreements with telecom companies and/or platform providers on a subscription basis.

Plan of Operation

Our plan of operation for the next 12 months will be the continued design and development of our web site for the purpose of airing music videos submitted by independent artists and bands from around the world at no cost to the Company for the content. After the videos are screened for acceptable broadcast content, and they are professionally packaged and edited, they are webcast on IMNTV.com 24/7. We also plan during this 12 month period to continue to negotiate with platform providers and telecom companies to reach agreements to air our music video content. We have entered into an agreement with RealNetworks, Inc. (RealNetworks) to act as a platform provider and marketing partner. We have entered into an agreement with Midsoft Technology Co., Ltd. (Midsoft) to distribute our content in China. The distributor will provide fulfillment and customer support as well as distribution, hosting and promotional services related to our programming.

RealNetworks will serve as a platform provider and marketing partner for the Company’s programming which consists of 24/7 independent music video content of all genres from around the globe. The Agreement is for a term of 12 months and may be extended for additional one year terms.

Midsoft will distribute our programming in China where there are more than 300 million mobile phone subscribers. Midsoft has service agreements with China Mobile and China Unicom in 18 Chinese provinces and is one of 45 companies authorized to do business nationally. Pursuant to the agreement, Midsoft will provide fulfillment and customer support services. Midsoft will also be able to create, sell and market bundles which include our programming provided they use the IMNTV™ platform only. “Bundles” is defined as any version of the Mobile Product that includes IMNTV™ content bundled with any other product or service. Midsoft will also provide hosting and promotional services as well as all programming to facilitate connection of the content delivery platform to local territory wireless networks. During the 12 month term of the agreement, which may be extended on the same conditions for additional one-year terms if both parties agree, Midsoft will have a non-exclusive license to utilize our programming within China. They will also have the right to utilize all logos and marks in marketing the product and we will be responsible for creating and maintaining our programming content. We will receive a quarterly royalty of 60% of net subscriber revenue, after carrier revenue share for the subscription-based services broadcasting our content only, and 50% of net subscriber revenue, after carrier revenue share for subscription services which include other content providers delivered on the IMNTV™ supplied content delivery platform. Either party may terminate the agreement at any time in the event of a material breach by the other party that remains uncured after thirty (30) days written notice of the breach.

Results of Operations for Period Ended March 31, 2005

Since the Company was formed on July 1, 2004, it has not earned any revenues and has incurred a net loss since its inception of $135,278. Operations from the Company’s inception through March 31, 2005 were devoted primarily to strategic planning, raising capital and developing revenue-generating opportunities.

During the three month period ended March 31, 2005, we incurred operating expenses (and a net loss) in the amount of $54,023. These operating expenses included consulting and professional fee payments of $5,650; professional fees in the amount of $7,100 in connection with our corporate and Securities and Exchange Commission filings; and $41,273 of office and general expenses.

Liquidity and Capital Resources

We are currently financing our operations from the proceeds of the sale of common stock offered pursuant to our private placement which was closed on October 31, 2004. We raised a total of $276,750 pursuant to Rule 504 of Regulation D of the Securities Act of 1933, as amended.

The Company purchased various assets necessary to webcast it’s programming from the Company’s founder, who is its President/CEO and a director, in exchange for a $1,500,000 promissory note. Accrued interest on the note payable totaled $60,000 at March 31, 2005. Prior to purchase, the assets were assessed for impairment and written down to fair value, which was determined to be $114,500. The fair value was determined by quoted market prices for similar assets. The difference between the fair value of the assets purchased and the note payable was recorded as a dividend totaling $1,385,500.

During the period from July 1, 2004 (inception) through March 31, 2005, the President/CEO and director provided short-term working capital advances. Such advances are non-interest bearing and are payable on demand. Amounts due to the officer/director at March 31, 2005 for such advances totaled $3,680. The total principal amount owed on demand to Ms. Fallacaro, including the note, is $1,503,680. No other advances have been made by the President/CEO to the Company.

Item 3. Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures were effective such that the material information required to be filed in our SEC reports is recorded, processed, summarized and reported within the required time periods specified in the SEC rules and forms. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Potential investors should be aware that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this Quarterly Report, neither we nor any of our officer or directors is involved in any litigation either as plaintiffs or defendants. As of this date, there is no threatened or pending litigation against us or any of our officers or directors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2005, there were no unregistered sales of securities.

Item 3. Defaults Upon Senior Securities

During the three months ended March 31, 2005, we were not in default on any of our indebtedness.

Item 4. Submission of Matters to a Vote of Security Holders

During the three months ended March 31, 2005, we did not submit any matters to a vote of our security holders.

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Index to Exhibits

Exhibit No.	Description of Exhibit
31	Certification of Chief Executive/Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive/Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K — None

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Global Music International, Inc.

Date: May 10, 2005	/s/ Corinne Fallacaro
Corinne Fallacaro
Chief Executive Officer, Principal Financial
and Accounting Officer and Director