Form 10KSB
period 2005-06-30
Global Music International, Inc.
filed 2005-09-28
CIK 1308841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ended June 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

333-120908
Commission File Number

Global Music International, Inc.
(Name of small business issuer in its charter)

Florida	20-1354562
(State or other jurisdiction of Incorporation)	(IRS Employer Identification Number)

20 Old Stagecoach Road, Redding, Connecticut 06896	203-938-1900
(Address of principal executive offices)	(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.0001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Issuer’s revenues for its most recent fiscal year: $ -0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates: $9,987,860 at August 31, 2005 based on the average bid and ask price on that date.

The number of shares outstanding of each of the Issuer’s classes of common equity: 21,937,000 as of August 31, 2005

DOCUMENTS INCORPORATED BY REFERENCE: There are no documents incorporated by reference in this Annual Report on Form 10-KSB other than as set forth in Part III, Item 13.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Forward-Looking Statements

This annual report on Form 10-KSB and other statements issued or made from time to time by Global Music International, Inc., a Florida corporation, contain statements which may constitute “Forward-Looking Statements” within the meaning of the Securities Act of 1933, as amended (the “Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”) by the Private Securities Litigation Reform Act of 1995, 15 U.S.C.A. Sections 77Z-2 and 78U-5 (SUPP. 1996). Those statements include statements regarding the intent, belief or current expectations of Global Music International, Inc. and its officers/directors as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Global Music International, Inc. is sometimes referred to herein as “we”, “us”, “our” and the “Company.”

General Background and Reports under the Exchange Act

Global Music International, Inc., a Florida corporation doing business as Independent Music Network, was formed on July 1, 2004 for the purpose of providing webcast programming content, which consists of music videos of unsigned artists and bands from around the world, over our web site at IMNTV.com 24/7. We are a development-stage company and have not generated any revenues to date. However, we intend to generate future revenue by entering into agreements with telecom companies and/or platform providers on a subscription basis.

The Company became subject to the reporting requirements of the Exchange Act of 1934 upon the effectiveness of a Registration Statement on Form SB-2 granted on April 18, 2005.

Historical Information About Our Product

Although our Company is a newly formed start-up company, we have purchased various assets which we believe will assist us in meeting our business objectives. The assets include the IMNTV.com web site, trademarks which include IMNTV and GET HUGE, several hundred hours of program content including the master tapes of submitted music videos, servers, computers and editing programs, and graphics packages formatted to integrate with the music videos and 12 video commercials embedded in our video programming.

Current Business of the Company

Current operations include the continued operation and upgrade of our web site for the purpose of airing music videos submitted by independent artists and bands from around the world at no cost to the Company for the content. After the videos are screened for acceptable broadcast content, and they are professionally packaged and edited, they are webcast on IMNTV.com 24/7. We have continued to negotiate with platform providers and telecom companies to reach agreements to air our music video content. We have entered into an agreement with a platform provider and marketing partner as well as a distributor which has entered into service agreements with China Mobile and China Unicom. The distributor will provide fulfillment and customer support, hosting, and promotional services related to our programming.

Presently we are in discussions with platform providers and telecoms for the purpose of contracting to air our music video programming to telecom providers. In February 2005, we entered into an agreement with RealNetworks, Inc. to serve as a platform provider and marketing partner for the Company’s programming which consists of 24/7 independent music video content of all genres from around the globe. The Agreement is for a term of 12 months and may be extended for additional one year terms.

In March 2005, we also entered into a Content License Agreement with Midsoft Technology Co., Ltd. (“Midsoft”) whereby Midsoft will distribute our programming in China where there are more than 300 million mobile phone subscribers. Midsoft has service agreements with China Mobile and China Unicom in 18 Chinese provinces and is one of 45 companies authorized to do business nationally. Pursuant to the agreement, Midsoft will provide fulfillment and customer support services. Midsoft will also be able to create, sell and market “bundles” which include our programming provided they use the IMNTV™ platform only. “Bundles” is defined as any version of the Mobile Product that includes IMNTV™ content bundled with any other product or service. Midsoft will also provide hosting and promotional services as well as all programming to facilitate connection of the content delivery platform to local territory wireless networks. During the 12 month term of the agreement, which may be extended on the same conditions for additional one-year terms if both parties agree, Midsoft will have a non-exclusive license to utilize our programming within China. They will also have the right to utilize all logos and marks in marketing the product and we will be responsible for creating and maintaining our programming content. We will receive a quarterly royalty of 60% of net subscriber revenue after carrier revenue share for the subscription-based services broadcasting our content only, and 50% of net subscriber revenue after carrier revenue share for subscription services which include other content providers delivered on the IMNTV™ supplied content delivery platform. Either party may terminate the agreement at any time in the event of a material breach by the other party that remains uncured after thirty (30) days written notice of the breach.

Through the IMNTV.com web site, artists are able to obtain information as to the IMNTVTM video submission process. Each artist or band that submits an acceptable video is listed on the IMNTV.com web site through which simultaneous streaming music videos of various performances by other artists may be heard and other related information may be displayed. There is no charge for submissions by artists and there is no charge to consumers to view programming content on our website. We do not generate revenues from our website and will only generate revenues from contracts entered into with platform providers and telecom companies.

Our programming content is webcast giving consumers access to a wide range of independent music video programming. Consumers can access the website where they can view our program content which includes many different musical genres from around the world.

We are presently targeting large regional telecoms such as Verizon, AT&T and Cingular in the United States. Outside the United States we are targeting Vodaphone and China Telecom. The manner in which we can deliver content to telecom companies or platform operators is as follows:

1.  For continuous program streaming, the telecom company can obtain the content directly from our servers via file transfer protocol (“FTP”)

2.  We also have the ability to deliver single video by FTP should a video on demand format be desired by the telecom company.

3.  Content can also be delivered by DVD.

Continuous program streaming refers to the Company’s video stream of content currently available on the IMNTV.com website. From a consumer’s standpoint, this stream has the appearance of a live video broadcast.

The streaming media player currently supported by IMNTV™ is the Real Networks Realplayer application. In addition to streaming a video feed directly to a consumer, one can also stream the content to another server. It is the Company’s intention to use this method to distribute content to its distribution partners.

If a distribution partner cannot use a streaming video feed or the ubiquitous FTP protocol to receive IMNTVs™ content, IMNTV™ can do things the “old fashioned way” and send the partner physical media such as video tapes or DVDs of the content to be distributed. It is not the Company’s intention to distribute physical media of any kind to end users or consumers.

These content delivery methods allow telecom companies and platform providers to encode and compress the content for broadcast within their respective broadcast regions. The telecom companies are responsible for the broadcast of the program and all billing for the subscription service. Payment is generally made to the content providers or the platform providers on a quarterly basis along with a usage report for the number of subscribers.

Distribution Methods of Products

We have entered into an agreement with RealNetworks, Inc. (“RealNetworks”) to act as a platform provider and marketing partner and have entered into an agreement with Midsoft Technology Co., Ltd. (“Midsoft”) to distribute our content in China. The distributor will provide fulfillment and customer support as well as distribution, hosting and promotional services related to our programming.

Competitive business conditions, and the Company’s competitive position in the industry, and methods of competition

The business of marketing music video products is highly competitive. This market segment includes numerous manufacturers, distributors, marketers, and retailers that actively compete for the business of consumers both in the United States and abroad. These companies include MTV and VH1, major recording companies such as Sony, Tim Warner, Universal and EMI and a wide variety of music and entertainment related websites. In addition, the market is highly sensitive to the introduction of new products that may rapidly capture a significant share of the market. As a result, our ability to remain competitive depends in part upon its successful introduction and consumer acceptance of new products.

The methods of competition are similar for all content providers for wireless broadcast on cellular phones - you either contact the carrier or platform provider and direct them to the site to view the content or you are contacted by them to submit your content for review and determination. A platform provider is a company that has existing agreements with the telecoms to provide content in the proper format for delivery of the show. A platform provider would have the technology to compress the content to meet telecom requirements for broadband and have the ability to deliver that content directly to the users. Examples of providers are Real Networks, Idetics/Mobitv Truvideo which currently have content on Sprint, AT&T/Cingular and Verizon.

•	Wireless carriers determine what type of content they would like to place in their channel offering for their user base
•	They make a unilateral decision which is predicated on the quality of the content, originality of the content, and the brand name of the content

•	Costs associated with licensing content are agreed upon. Such costs generally include an upfront licensing fee and a percentage of revenues received from operations.

Based upon our current relationships within the industry, we should be able to effectively compete within our target market.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements, or Labor Contracts

Our two trademarks are IMNTV™ and GETHUGE™.

Effect of Existing Governmental Regulations

We may face unanticipated operating costs because of the current uncertainty surrounding potential government regulation of the Internet, e-commerce, wireless and cable use. We believe that we are not currently subject to direct regulation of our current and expected activities, other than regulations generally applicable to businesses. However, the Internet has rapidly emerged as a commerce medium, and governmental agencies have not yet been able to adapt all existing regulations to the Internet environment. Laws and regulations may be introduced and court decisions reached that affect the Internet or other online services, covering issues such as user pricing, user privacy, freedom of expression, access charges, content and quality of products and services, advertising, intellectual property rights and information security. Complying with new regulations would increase our operating costs. Furthermore, we may be subject to the laws of various jurisdictions where we actually conduct business. Our failure to qualify to do business in a jurisdiction that requires us to do so could subject us to fines or penalties and could have a material adverse impact on our business and operations.

Employees

We presently have two employees who are also officers and shareholders. The current employees have received no compensation and devote such time as is necessary for current operations. Neither employee has other employment outside of the Company. Staffing levels will be determined as we progress and grow. Our board of directors will determine the compensation of all new employees based upon job description.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company’s executive offices are located at the home office of the Company’s President located at 20 Old Stagecoach Road, Redding, CT 06896. There is no rent on the office space which consists of approximately 2300 square feet and there is no intent to terminate the use of such space. We will seek to acquire additional office space based upon the needs of the business, when and if necessary.

Equipment

Equipment and furniture includes several high speed computers with high quality color and black and white printers. These computers are used for storage and display for the transfer to editing of raw content.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A.  Market Information

The Company’s common stock is traded on the OTCBB under the symbol “GMUS.” The Company’s common stock consists of 40,000,000 shares authorized of which, as of August 31, 2005, there are 21,937,000 shares issued and outstanding. There has been virtually no active trading in our shares. The following is the high and low prices of our stock for the last four quarters.

Quarterly Common Stock Price Ranges

Quarter	In the year ending June 30, 2005
	High	Low
First	No data	No data
Second	No data	No data
Third	No data	No data
Fourth	$3.00	$0.55

B.  Holders of Common Stock

As of June 30, 2005 there were approximately 70 holders of the Company’s common stock.

C.  Dividends

For accounting purposes, the Company has recognized a dividend in connection with the difference between the fair value of the assets that were purchased from a Company officer/director and the amount of the related note payable for such purchase. However, we currently intend to retain any future earnings for use in the expansion of the business, and therefore do not intend to pay shareholder dividends. The declaration and payment of cash dividends, if any, will be at the discretion of the Board of Directors of the Company and will depend, among other things, upon our earnings, capital requirements and financial condition.

D.  Securities Authorized for Issuance Under Equity Compensation Plans

Recent issuance of unregistered securities: 480,000

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction

The following discussion of our financial condition and results of our operations should be read in conjunction with the Financial Statements and Notes thereto. Our fiscal year ends June 30. This document contains certain forward-looking statements including, among others, anticipated trends in our financial condition and results of operations and our business strategy. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) changes in external factors or in our internal budgeting process which might impact trends in our results of operations; (ii) unanticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the industries in which we operate; and (iv) various competitive market factors that may prevent us from competing successfully in the marketplace.

(a)      Plan of Operation

Our plan of operation for the next 12 months will be the continued operation and upgrade of our web site for the purpose of airing music videos submitted by independent artists and bands from around the world at no cost to the Company for the content. After the videos are screened for acceptable broadcast content, and they are professionally packaged and edited, they are webcast on IMNTV.com 24/7. We also plan during this 12 month period to continue to negotiate with platform providers and telecom companies to reach agreements to air our music video content. We have entered into an agreement with RealNetworks, Inc. (RealNetworks) to act as a platform provider and marketing partner. We have entered into an agreement with Midsoft Technology Co., Ltd. (Midsoft) to distribute our content in China. The distributor will provide fulfillment and customer support as well as distribution, hosting and promotional services related to our programming.

RealNetworks will serve as a platform provider and marketing partner for the Company’s programming which consists of 24/7 independent music video content of all genres from around the globe. The Agreement is for a term of 12 months and may be extended for additional one year terms.

Midsoft will distribute our programming in China where there are more than 300 million mobile phone subscribers. Midsoft has service agreements with China Mobile and China Unicom in 18 Chinese provinces and is one of 45 companies authorized to do business nationally. Pursuant to the agreement, Midsoft will provide fulfillment and customer support services. Midsoft will also be able to create, sell and market “bundles” which include our programming provided they use the IMNTV™ platform only. “Bundles” is defined as any version of the Mobile Product that includes IMNTV™ content bundled with any other product or service. Midsoft will also provide hosting and promotional services as well as all programming to facilitate connection of the content delivery platform to local territory wireless networks. During the 12 month term of the agreement, which may be extended on the same conditions for additional one-year terms if both parties agree, Midsoft will have a non-exclusive license to utilize our programming within China. They will also have the right to utilize all logos and marks in marketing the product and we will be responsible for creating and maintaining our programming content. We will receive a quarterly royalty of 60% of net subscriber revenue, after carrier revenue share for the subscription-based services broadcasting our content only, and 50% of net subscriber revenue, after carrier revenue share for subscription services which include other content providers delivered on the IMNTV™ supplied content delivery platform. Either party may terminate the agreement at any time in the event of a material breach by the other party that remains uncured after thirty (30) days written notice of the breach.

Results of Operations for Period Ended June 30, 2005

Since the Company was formed on July 1, 2004, it has not earned any revenues and has incurred a net loss since its inception of $232,607. Operations from the Company’s inception through June 30, 2005 were devoted primarily to strategic planning, raising capital and developing revenue-generating opportunities and strategic relationships.

During the year ended June 30, 2005, we incurred operating expenses in the amount of $232,357. These operating expenses included interest expense totaling $85,173 that was accrued on the note payable to officer/director, $40,247 of depreciation expense on the equipment necessary to webcast the Company’s programming, and $106,937 of consulting fees, professional fees in connection with our corporate and Securities and Exchange Commission filings; and other office and general expenses.

Results of Operation Subsequent to June 30, 2005

Based upon our prior agreement with RealNetworks, on September 19, 2005 our content was made available to Sprint’s customers as part of Sprint’s and RealNetworks’ joint launch of Rhapsody Radio. Rhapsody Radio provides Sprint customers with our independent music videos which will allow Sprint customers a new way to discover artists. We are the only music video provider on Rhapsody Radio at the present time. Our content, which is offered through IMNTV™, is subscriber based and the Rhapsody Radio package which is on sale now will cost consumers $6.95 per month.

On July 13, 2005, we entered into a Content License Agreement whereby our content, which includes text images, video and other material, is made generally available for purchase by consumers. MobileVision is the sole authorized and fully licensed service provider for China Unicom Tianjin which is currently offering streaming media content service in China.

Liquidity and Capital Resources

To date, we have financed our operations from the proceeds of the sale of common stock offered pursuant to our private placements. We raised a total of $590,146 pursuant to Rule 504 of Regulation D of the Securities Act of 1933, as amended.

The Company purchased various assets necessary to webcast it’s programming from the Company’s founder, who is its President/CEO and a director, in exchange for a $1,500,000 promissory note. Accrued interest on the note payable totaled $85,173 at June 30, 2005. Prior to purchase, the assets were assessed for impairment and written down to fair value, which was determined to be $114,500. The fair value was determined by quoted market prices for similar assets. The difference between the fair value of the assets purchased and the note payable was recorded as a dividend totaling $1,385,500.

Off Balance Sheet Arrangements

The Company has no off balance sheet arrangements for the fiscal year ended June 30, 2005.

Impact of Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.” This statement replaces FASB Statement No. 123 and supersedes APB Opinion No. 25. Statement No. 123(R) will require the fair value of all stock option awards issued to employees to be recorded as an expense over the related vesting period. The statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. We do not expect the adoption of this statement to have a material impact on our financial condition or results of operations.

ITEM 7.  FINANCIAL STATEMENTS

Our audited financial statements for the fiscal year ended June 30, 2005 with notes are filed herewith following the signature page to this report beginning with page F-1.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with accountants on accounting and financial disclosure.

Item 8A.  CONTROLS AND PROCEDURES

The Company has set up disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Act of 1934, as amended, is recorded, processed, summarized, and reported within the specified time period. At the end of the period covered by this report, the Company’s CEO and CFO have evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, the Company’s CEO and CFO concluded that the Company’s controls and procedures are effective as of the end of the period covered by this report.

There were no changes in the Company’s internal controls and financial reporting that occurred in the Company’s most recent fiscal quarter, that had materially affected or was reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Executive Officers and Directors

The following table sets forth the information regarding our executive officers and directors as of the date of this filing:

Name	Age	Title

Corinne Fallacaro	48	President, CEO and Director
Christopher Mauritz	38	Chief Technology Officer, Vice President, Secretary and Director

Biography of Officers and Directors

CORINNE FALLACARO has been President and Chief Executive Officer since inception. She served as an officer and as a Director of Falcon Entertainment Corp. and Independent Music Network, Inc. from 1997 until February 2001. From February 2001 until July 2004, Ms. Fallacaro operated the IMNTV.com website and related business. From 1991 until 1996 she was also Vice President of CJS Holding, Inc., a private technology licensing company. She holds a Bachelor of Arts degree from Empire State College

CHRISTOPHER MAURITZ has been Chief Technology Officer since inception and Vice President, Secretary and Director since November 22, 2004. From March 2001 until June 2004, Mr. Mauritz handled all IT and editing for IMNTV.com working with Ms. Fallacaro. Mr. Mauritz served from 2000 to February 2001 as the chief IT officer of Independent Music Network, Inc. From 2000 to February 2001, he was Chief Technology Officer of Falcon Entertainment Corp. From June 1999 through February 2000, he served as the Chief Operating and Chief Technology Officer of Oven Digital, Inc. where he was responsible for the global expansion, infrastructure development, and the development of strategic corporate and sales relationships. From July 1998 through March 1999, Mr. Mauritz was the National Director for system administration and network engineering of Rare Medium Inc. (NASDAQ: RRRR). At Rare Medium, he was responsible for the evaluation of acquisition targets, the design and implementation of a nationwide intra-network and the design and implementation of the company’s and clients’ Internet server farms. From November 1997 through February 2000, he was a Network Engineer and member of the Board of Advisors for Net Exchange, Inc. where he was responsible for contributions to the architectural development of Net Exchange’s product, and the design and implementation of the company’s network. From June 1997 through June 1998, Mr. Mauritz was Network Engineer and Technical Sales Consultant at New York Net, Inc. (acquired by Verio, NASDAQ: VRIO) where he was responsible for assisting in the maintenance of a large regional network with multiple T3 backbone connections serving hundreds of leased line customers. From May 1996 through June 1997, he was Director of Marketing and Director of Internet Operations at IBS Interactive, Inc. (NASDAQ: IBSX) where he marketed leased line services, co-location, and web hosting services to corporate clients, oversaw Unix system design, administration, network design, and network security. From 1992 through 1997, Mr. Mauritz was the Founder and Chief Executive Officer of Mordor International, an early public access Internet provider in the New York metropolitan area. Mordor International was involved in the design and implementation of robust server farms and networks as well as consumer and corporate online access. Mr. Mauritz sold Mordor International to IBS Interactive (NASDAQ: IBSX) in May 1996. From November 1989 through May 1995, he held various positions in the Latin American Finance Group of The Long-Term Credit Bank of Japan, Ltd. where he was responsible for analyzing Latin American corporate finance transactions, debt restructuring, and loan portfolio management. Mr. Mauritz attended Columbia University’s School of Engineering and Applied Science and Columbia College.

The directors hold office until the next annual meeting of the shareholders and until their successor(s) have been duly elected or qualified.

None of the officers or directors have been subject to bankruptcy, receivership or convicted in any criminal proceedings subject to any criminal proceedings, have been subject to an order, judgment or decree that would otherwise limit their involvement in any type of business, securities or banking activities, and has never been found by a court of competent jurisdiction, or any regulatory agency, to have violated any securities or commodity laws.

Section 16(a) Beneficial Owner Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company’s directors, executive officers, and persons who own more than 10% percent of a registered class of the Company’s equity securities, or file with the Securities and Exchange Commission (SEC), initial reports of ownership and report of changes in ownership of common stock and other equity securities of the Company. Officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. During the fiscal year ending June 30, 2005, Forms 4 and 5 were not timely filed by Corinne Fallacaro, the Company’s President, CEO and Director.

Code of Ethics

The Company has adopted a code of ethics for all of the employees, directors and officers which is attached to this Annual Report as Exhibit 14.1.

ITEM 10.  EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

Summary Compensation Table.

The following table reflects all forms of compensation for the fiscal year ended June 30, 2005:

SUMMARY COMPENSATION TABLE
					Long Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principle Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All other compensation ($)
Corinne Fallacaro President, CEO, Director	2005	$ - 0 -	n/a	n/a	—	—	—	—
Christopher Mauritz, CTO, VP, Secretary, Director	2005	$ - 0 -	n/a	n/a	—	—	—	—

Options granted in the last fiscal year

At the end of fiscal year ending June 30, 2005, no executive officer or director was granted option to purchase shares of common stock.

Fiscal year-end option values

During the fiscal year ending June 30, 2005, no executive officer or director exercised any options to purchase shares of common stock, and as of June 30, 2005, no executive officer or director possessed any options to purchase shares of common stock.

Directors Remuneration

As of June 30, 2005, directors were not paid a fee for serving on the board.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of June 30, 2005, information with respect to (a) each person, (including “group”) as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, whose known to the Company to be a beneficial owner of more than 5% of outstanding common stock of the Company, and (b) the number or percentage of the Company’s common stock owned by (a) each of the directors and the executive officers named in the Summary Compensation Table above, and (b) all of the directors and executive officers of the Company as a group. The Company believes that unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares beneficially owned. The following table sets forth certain information regarding the beneficial ownership of the

Company’s common stock as of the date of this Report by (i) each person known to the Company of having beneficial ownership of more than 5% of the Company’s common stock (ii) existing shareholders, (iii) and all others as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owners	Percent of Ownership

Common	Corinne Fallacaro 20 Old Stagecoach Road Redding CT 06896	16,950,600	78.3%

Common	Christopher Mauritz 20 Old Stagecoach Road Redding CT 06896	2,250,000	10.3%

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13.  EXHIBITS

Exhibits and reports on Form 10-K.

a) The exhibits included in this report are indicated below.

Exhibit No.	Description of Exhibit
3.1	Articles of incorporation (1)
3.2	Bylaws (1)
3.3	Articles of Amendment to Articles of Incorporation (1)
10.1	Secured Promissory Note, dated October 3, 2000 (1)
10.2	Security Agreement dated October 3, 2000 by Falcon Entertainment in favor of James Fallacaro and Corinne Fallacaro (1)
10.3	Secured Promissory Note, dated July 29, 2004 (1)
10.4	Security Agreement dated July 28, 2004 by Global Music International in favor of Corinne Fallacaro (1)
10.5	Connecticut Bill of Sale of Personal Property, dated August 2, 2004 (1)
10.6	Real Mobile Agreement between RealNetworks Inc. and Global Music International, dated 2/22/05 (3)
10.7	Artists License Agreement (3)
10.8	Content License Agreement between Midsoft Technology Co., Ltd. and Global Music International, dated 3/22/05 (4)
10.9	Content License Agreement between MobileVision Communications Ltd. and Global Music International, dated 7/13/05
14.1	Code of Ethics
31	Rule 13a-14(a)/15d-14a(a) Certification
32	Section 1350 Certification
______________________
1.	Incorporated by reference to our Registration Statement on Form SB-2 filed 12/1/04, file # 333-120908
2.	Incorporated by reference to our Registration Statement on Form SB-2 filed 2/1/05, file # 333-120908
3.	Incorporated by reference to our Registration Statement on Form SB-2 filed 3/24/05, file # 333-120908
4.	Incorporated by reference to our Registration Statement on Form SB-2 filed 4/6/05, file # 333-120908

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

1.
Audit Fees - the aggregate fees billed for the fiscal year ended June 30, 2005 for the audit of the Company’s financial statements, review of the interim financial statements and services provided in connection with regulatory filings totaled $32,700.

2.	Audit-Related Fees - there were no audit related fees billed during the year ended June 30, 2005.

3.	Tax Fees - there were no tax fees billed during the year ended June 30, 2005.

4.	All Other Fees - there were no other fees billed during the year ended June 30, 2005

There is no audit committee at present.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Music International, Inc.

Date: September 28, 2005	By:	/s/ Corinne Fallacaro

Corinne Fallacaro Chief Executive Officer, Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of this registrant and in the capacities and on the dates indicated.

Date: September 28, 2005	By:	/s/ Corinne Fallacaro

Corinne Fallacaro Chief Executive Officer, Director (Principal Executive Officer and Principal Financial and Accounting Officer)

Date: September 28, 2005	By:	/s/ Christopher Mauritz

Christopher Mauritz VP, Secretary, CTO, Director

GLOBAL MUSIC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
  Shareholders of Global Music International, Inc.

We have audited the accompanying balance sheet of Global Music International, Inc. (A Development Stage Company) (the “Company”) as of June 30, 2005, and the related statements of operations, changes in stockholders’ deficiency, and cash flows for the year commencing July 1, 2004 (inception) through June 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Music International, Inc. as of June 30, 2005, and the results of its operations and its cash flows for the year commencing July 1, 2004 (inception) through June 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements as of June 30, 2005, the Company has a working capital deficiency of $968,497 at June 30, 2005, has not earned any revenues, and has incurred a net loss since its inception totaling $232,607. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/   Carlin, Charron & Rosen, LLP

Glastonbury, Connecticut
September 19, 2005

- F1 -

GLOBAL MUSIC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
JUNE 30, 2005

ASSETS

Cash	$117,058
Prepaid expenses	143,287
Total current assets	260,345

Property and equipment, net	96,171
Total assets	$356,516

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES
Accounts payable	$8,489
Accrued expenses	3,500
Accrued interest	85,173
Note payable to officer/director	1,131,680
Total current liabilities	1,228,842

STOCKHOLDERS' DEFICIENCY
Common stock, $.0001 par value,
40,000,000 shares authorized, 21,657,000 shares
issued and outstanding	2,166
Common stock to be issued	393,600
Additional paid-in capital	350,015
Deficit accumulated during the development stage	(1,618,107)
Total stockholders' deficiency	(872,326)
$356,516

The accompanying notes are an integral part of these financial statements.

- F2 -

GLOBAL MUSIC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
FOR THE YEAR COMMENCING JULY 1, 2004 (INCEPTION)
THROUGH JUNE 30, 2005

REVENUES	$—

EXPENSES
Interest expense	85,173
Depreciation expense	40,247
General and administrative expenses	106,937
232,357

Loss before provision for income taxes	(232,357)

PROVISION FOR INCOME TAXES	250

Net loss	$(232,607)

Basic net loss per common share	$(0.01)

Basic weighted average common shares outstanding	21,133,225

The accompanying notes are an integral part of these financial statements.

- F3 -

GLOBAL MUSIC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY)
FOR THE YEAR COMMENCING JULY 1, 2004 (INCEPTION) THROUGH JUNE 30, 2005

						Deficit
						Accumulated	Total
	Common Stock		Common Stock to be Issued, net		Additional	During the	Stockholders'
	Shares	Value	Shares	Value	Paid-in Capital	Development Stage	Deficiency

Common stock issued in connection with:

Incorporation (July 1, 2004)	20,350,000	$2,035	—	$—	$—	$—	$2,035

Private placements	1,307,000	131	—	—	350,015	—	350,146

Common stock to be issued in connection with:

Private placement	—	—	200,000	240,000	—	—	240,000

Services to be rendered	—	—	80,000	153,600	—	—	153,600

Dividend	—	—	—	—	—	(1,385,500)	(1,385,500)

Net loss	—	—	—	—	—	(232,607)	(232,607)

Balance, June 30, 2005	21,657,000	$2,166	280,000	$393,600	$350,015	$(1,618,107)	$(872,326)

The accompanying notes are an integral part of these financial statements.

- F4 -

GLOBAL MUSIC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
FOR THE YEAR COMMENCING JULY 1, 2004 (INCEPTION)
THROUGH JUNE 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(232,607)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense	40,247
Compensation expense pursuant to common stock
issued to founders at time of incorporation	2,035
Consulting expense pursuant to common stock
to be issued in exchange for services received	10,400
Changes in operating assets and liabilities:
(Increase) decrease in:
Prepaid expense	(87)
Increase (decrease) in:
Accounts payable	8,489
Accrued expenses	3,500
Accrued interest	85,173
Net cash used in operating activities	(82,850)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(21,918)
Net cash used in investing activities	(21,918)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from private placement offering, net	590,146
Repayments of note payable to officer/director	(368,320)
Net cash provided by financing activities	221,826

NET INCREASE IN CASH	117,058

CASH, beginning of year	—

CASH, end of year	$117,058

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities
Note payable recorded in connection with purchase of
equipment and recognition of dividend to officer/director	$1,500,000
Prepaid expense recorded in connection with common stock
to be issued in exchange for services to be rendered	153,600

The accompanying notes are an integral part of these financial statements.

- F5 -

GLOBAL MUSIC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2005

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Global Music International, Inc. (A Development Stage Company) (the “Company”), doing business as Independent Music Network and IMNTV, operates a diversified entertainment company which is presently webcasting programming consisting of music videos of unsigned artists and bands from around the world.

DEVELOPMENT STAGE COMPANY

The Company was incorporated in the State of Florida on July 1, 2004 (inception). Operations from the Company’s inception through June 30, 2005 were devoted primarily to strategic planning, raising capital and developing revenue-generating opportunities.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers financial instruments with a maturity date of three months or less from the date of purchase to be cash equivalents. The Company had no cash equivalents at June 30, 2005.

PROPERTY AND EQUIPMENT

Property and equipment are carried at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to operations as incurred. Expenditures, which substantially increase the useful lives of the related assets, are capitalized.

The Company purchased various assets necessary to webcast it’s programming from the Company’s founder, who is its President/CEO and a director, in exchange for a $1,500,000 promissory note (see Note 4). Prior to purchase, the assets were assessed for impairment and written down to fair value, which was determined to be $114,500. The fair value was determined by quoted market prices for similar assets. The difference between the fair value of the assets purchased and the note payable was recorded as a dividend totaling $1,385,500.

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

- F6 -

GLOBAL MUSIC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (Continued)
JUNE 30, 2005

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

STOCK BASED COMPENSATION

For equity issued to acquire goods or services from non-employees, the Company applies Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, which requires the recognition of expense based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more readily measurable.

NET LOSS PER COMMON SHARE

The Company presents “basic” earnings (loss) per share and, if applicable, “diluted” earnings per share pursuant to the provisions of SFAS No. 128, Earnings per Share. Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period. Diluted earnings per share have not been presented as the Company has not issued any potentially dilutive shares.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), Share-Based Payment. This statement replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) will require the fair value of all stock option awards issued to employees to be recorded as an expense over the related vesting period. The statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. The Company does not expect the adoption of this statement to have a material impact on our financial condition or results of operations.

NOTE 2 - FAIR VALUE OF FINANCIAL INSTRUMENTS

CONCENTRATIONS OF CREDIT RISK

The Company’s financial instrument that is exposed to a concentration of credit risk is cash. The Company places its cash deposits with a high quality credit institution and such deposits, at times, exceed federal depository insurance limits.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards (SFAS) No. 107, Fair Value of Financial Instruments, requires disclosure of the fair value of financial instruments for which the determination of fair value is practicable. SFAS No. 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

The carrying amount of the Company’s financial instruments approximates their fair value as outlined below:

•	Cash, accounts payable and accrued expenses - The carrying amounts approximate their fair value because of the short maturity of those instruments.

•	Note payable to officer/director - The carrying amount approximates fair value because the interest rate on the debt approximates the Company’s expected current borrowing rate.

The Company’s financial instruments are held for other than trading purposes.

- F7 -

GLOBAL MUSIC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (Continued)
JUNE 30, 2005

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2005 consisted of the following:

Computer hardware	$129,418
Website	7,000
136,418
Less: accumulated depreciation	40,247
$96,171

Depreciation expense totaled $40,247 for the year commencing July 1, 2004 (inception) through June 30, 2005.

NOTE 4 - RELATED PARTY TRANSACTIONS - OFFICER/DIRECTOR

NOTE PAYABLE

The note payable to officer/director represents amounts due to the Company’s founder, who is also the President/CEO and a director of the Company. The note bears interest at 6%, is due on demand, and is secured by substantially all of the Company’s assets. Interest expense on the note amounted to $85,173 for the year commencing July 1, 2004 (inception) through June 30, 2005.

CONTROL

As of June 30, 2005, the President/CEO and director has been allocated/issued, in the aggregate, 78.3% of the Company’s common stock and, therefore, may have the effective power to elect all members of the board of directors and to control the vote on substantially all other matters, without the approval of other stockholders.

NOTE 5 - COMMON STOCK

COMMON STOCK ISSUED

The Company is authorized to issue 40,000,000 shares of $.0001 par value common stock. Of the authorized shares, 20,350,000 shares have been issued to the founders of the Company (“founder’s shares”). The Company did not receive any consideration for the founder’s shares and, accordingly, has recognized $2,035 in compensation expense in connection with the issuance of these shares.

On October 31, 2004, the Company completed a private placement to 47 investors for the issuance of 1,107,000 shares of common stock at $0.25 per share. The Company received gross proceeds of $276,750 from the offering. The Company incurred offering costs of $46,604 and has applied such costs against the proceeds from the offering.

- F8 -

GLOBAL MUSIC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (Continued)
JUNE 30, 2005

NOTE 5 - COMMON STOCK (Continued)

COMMON STOCK ISSUED (Continued)

On May 23, 2005, the Company completed another private placement to a single investor for 200,000 shares of common stock at $.60 per share. The Company received gross proceeds of $120,000 from the offering. The Company incurred no costs related to this offering.

COMMON STOCK TO BE ISSUED

As of June 30, 2005 the Company completed another private placement to a single investor for 200,000 shares of common stock (“private placement shares”) at $1.20 per share. The Company received gross proceeds from the offering of $240,000 on June 30, 2005. The Company incurred no costs related to this offering.

The Company has entered into consulting agreements with two service providers, both dated June 15, 2005. The consulting agreements require the issuance of 80,000 shares of common stock (“compensatory shares”) at $1.92 per share in exchange for certain services to be performed. The fair value of the shares was determined based on quoted market prices. The Company has recorded prepaid expenses totaling $153,600 to be amortized over the life of these agreements. The Company recognized $10,400 of consulting expense related to these agreements during the year commencing July 1, 2004 (inception) through June 30, 2005.

The private placement shares and compensatory shares were issued on July 7, 2005.

NOTE 6 - INCOME TAXES

The provision for income taxes consists of current minimum state income taxes of $250 for the year ended June 30, 2005.

Expected tax expense based on the federal statutory rate is reconciled with the actual tax expense for the year commencing July 1, 2004 (inception) through June 30,2005 as follows:

Statutory federal income tax	34%
Valuation allowance on net deferred tax assets	(34)
—%

- F9 -

GLOBAL MUSIC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (Continued)
JUNE 30, 2005

NOTE 6 - INCOME TAXES (Continued)

The components of the net deferred tax asset (liability) at June 30, 2005 are as follows:

Net operating losses	$94,000
Prepaid expenses	(49,000)
Property and equipment, net	3,000
Valuation allowance	(48,000)
$—

At June 30, 2005, the Company has net operating loss carry-forwards for federal and state income tax purposes of approximately $212,601 and $228,568, respectively, which will expire through 2025. The valuation allowance relates primarily to net deductible temporary differences and net operating loss carry-forwards. The Company evaluates a variety of factors in determining the amount of the deferred income taxes to be recognized including earnings history. The Company has recorded a valuation allowance of $48,000 as the Company cannot determine that the ultimate realization of its net deferred tax asset is more likely than not.

NOTE 7 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As shown in the accompanying financial statements, the Company has a working capital deficiency of $968,497 as of June 30, 2005, has not earned any revenues, and has incurred a net loss from its inception through June 30, 2005 totaling $232,607. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company intends to improve the content and quality of its programming, expand the size and number of markets in which the programming content would be available, enter into agreements with wireless telecommunication companies on a subscription basis and, if needed, raise additional capital sufficient to continue operations. As described more fully in Note 8, the Company has entered into two agreements for the distribution of its streaming media content. In addition, the Company believes it has sufficient capital to fund operations for the next twelve-month period. However, the note payable to officer/director is due on demand. If the officer/director were to call the note, the Company would be unable to meet the obligation. Further, no assurance can be given that the Company will maintain its cost structure as presently contemplated, raise additional capital on satisfactory terms, or that the distribution agreements described more fully in Note 8 will generate sufficient revenue to sustain operations. Should any of these events take place, the Company may be forced to seek a merger or cease operations.

- F10 -

GLOBAL MUSIC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (Continued)
JUNE 30, 2005

NOTE 8 - AGREEMENTS

Effective July 13, 2005, the Company and MobileVision Communications Ltd., of Beijing, China, (“MobileVision”) have entered into a Content License Agreement for an initial period of twelve months to commence on the date that the Company’s content, which includes text images, video and other material, is made available to consumers for purchase. The agreement can be extended for additional one year periods upon mutual agreement. MobileVision launched the Company's music video programming on China Unicom's mobile phone network on August 1, 2005. The streaming media service by MobileVision is initially offered as a pilot commercial program and the Company agreed to participate by providing the content to MobileVision without charge during this period. The agreement states that MobileVision intends to charge for the streaming service on October 1, 2005.

On September 19, 2005, Sprint and RealNetworks, Inc. issued a joint press release announcing the launch of Rhapsody Radio which is available nationwide to provide Sprint customers a music package which includes music videos from the Company’s IMNTV™.

- F11 -