Form 10QSB
period 2005-12-31
Global Music International, Inc.
filed 2006-02-09
CIK 1308841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒  Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: December 31, 2005

☐  Transition Report under Section 13 or 15(d) of the Exchange Act.

For the transition period from: _______ to _______

Commission file number: 333-120908

GLOBAL MUSIC INTERNATIONAL, INC.
(Exact name of small business issuer as specified in its charter)

Florida	20-1354562
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. Number)

30 Grassy Plain Street, Suite 7, Bethel, Connecticut 06801
(Address of principal executive offices)

(203) 730-0888
(Issuer’s telephone number)

20 Old Stagecoach Road, Redding, CT 06896
(Former address)

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
YES  ☐ NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of February 3, 2006, there were 21,937,000 shares of our common stock outstanding.

Transitional Small Business Disclosure Format.
YES  ☐ NO  ☒

PART 1.           FINANCIAL INFORMATION
Item 1.           Financial Statements

GLOBAL MUSIC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

ASSETS

	December 31, 2005	June 30, 2005
	(unaudited)
Cash	$56,974	$117,058
Prepaid Expenses	26,400	143,287
Other Current Assets	7,000	—
Total Current Assets	90,374	260,345

Property and Equipment, net	76,167	96,171
TOTAL ASSETS	$166,541	$356,516

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES
Accounts Payable	$23,122	$8,489
Accrued Interest	119,403	85,173
Accrued Expenses	10,000	3,500
Advance from Officer / Director	50,000	—
Note Payable to Officer / Director	1,131,680	1,131,680
Total Current Liabilities	1,334,205	1,228,842

STOCKHOLDERS' DEFICIENCY
Common Stock, $.0001 par value,
40,000,000 shares authorized, 21,937,000
and 21,657,000 shares issued and outstanding	2,194	2,166
Common Stock To Be Issued	—	393,600
Additional Paid-In Capital	743,587	350,015
Deficit Accumulated During the Development Stage	(1,913,445)	(1,618,107)
Total Stockholders' Deficiency	(1,167,664)	(872,326)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$166,541	$356,516

The accompanying notes are an integral part of these condensed financial statements

GLOBAL MUSIC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Month Period Ended			Six Month Period Ended			Cumulative From Inception (July 1, 2004) To
	December 31, 2005	December 31, 2004		December 31, 2005	December 31, 2004		December 31, 2005

Revenues	$—		$—	$—		$—	$—

Expenses
Consulting and Professional Fees Expense	76,824		—	158,724		—	172,374
General and Administrative Expenses	39,942		22,161	79,306		24,671	172,593
Interest Expense	17,115		20,625	34,230		37,500	119,403
Depreciation Expense	11,539		9,541	23,078		19,083	63,325
	145,420		52,327	295,338		81,254	527,695

Loss Before Provision For Income Taxes	(145,420)		(52,327)	(295,338)		(81,254)	(527,695)
Provision For Income Taxes	—		—	—		—	250
Net Loss	$(145,420)		$(52,327)	$(295,338)		$(81,254)	$(527,945)

Basic Net Loss Per Common Share	$(0.01)	$	NIL	$(0.01)	$	NIL

Weighted Average Common Shares Outstanding	21,937,000		20,350,000	21,937,000		20,350,000

The accompanying notes are an integral part of these condensed financial statements

GLOBAL MUSIC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
CUMULATIVE FROM INCEPTION (JULY 1, 2004) TO DECEMBER 31, 2005 (UNAUDITED)

	Common Stock		Additional	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Value	Paid-in Capital	Stage	Deficiency

Common Stock
Issued in connection with:

Incorporation (July 1, 2004)	20,350,000	$2,035	$—	$—	$2,035

Private placements	1,507,000	151	589,995	—	590,146

Services to be rendered	80,000	8	153,592	—	153,600

Dividend	—	—	—	(1,385,500)	(1,385,500)

Net loss	—	—	—	(527,945)	(527,945)

Balance, December 31, 2005	21,937,000	$2,194	$743,587	$(1,913,445)	$(1,167,664)

The accompanying notes are an integral part of these condensed financial statements

GLOBAL MUSIC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Month Periods Ended		Cumulative From Inception (July 1, 2004) To
	December 31, 2005	December 31, 2004	December 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(295,338)	$(81,254)	$(527,945)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense	23,078	19,083	63,325
Compensation expense pursuant to common stock
issued to founders at time of incorporation	—	—	2,035
Consulting expense pursuant to common stock
issued in exchange for services received	116,800	—	127,200
Changes in assets and liabilities:
(Increase) decrease in:
Prepaid Expenses	87	(237)	—
Other Current Assets	(7,000)	—	(7,000)
Increase (decrease) in:
Accounts Payable	14,633	12,500	23,122
Accrued Interest	34,230	37,500	119,403
Accrued Expenses	6,500	—	10,000
Net cash used in operating activities	(107,010)	(12,408)	(189,860)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property and Equipment	(3,074)	—	(24,992)
Net cash used in investing activities	(3,074)	—	(24,992)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from Officer/Director	50,000	8,012	50,000
Proceeds from Private Placement Offering, net	—	232,181	590,146
Repayments of Note Payable to Officer/Director	—	—	(368,320)

Net cash provided by financing activities	50,000	240,193	271,826
(Decrease) increase in cash	(60,084)	227,785	56,974
Cash, beginning of period	117,058	—	—
Cash, end of period	$56,974	$227,785	$56,974

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities
Note payable recorded in connection with purchase of
equipment and recognition of dividend to officer / director	$—	$1,500,000	$1,500,000
Prepaid expenses recorded in connection with common
stock issued in exchange for services to be rendered	$—	$—	$26,400

The accompanying notes are an integral part of these condensed financial statements

GLOBAL MUSIC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. In the Company's opinion, the unaudited interim financial statements and accompanying notes reflect all adjustments, consisting of normal and recurring adjustments that are necessary for a fair presentation of its financial position and operating results for the interim periods ended December 31, 2005 and 2004 and cumulative from inception (July 1, 2004) to December 31, 2005.

The results of operations for the interim periods are not necessarily indicative of the results to be experienced for the entire fiscal year. This Form 10-QSB should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB which contains audited financial statements as of June 30, 2005 and for the period commencing July 1, 2004 (inception) through June 30, 2005.

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

DEVELOPMENT STAGE COMPANY

The Company was incorporated in the State of Florida on July 1, 2004. Operations from the Company's inception through December 31, 2005 were devoted primarily to strategic planning, raising capital and developing revenue-generating opportunities.

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), Share-Based Payment. This statement replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires the fair value of all stock option awards issued to employees to be recorded as an expense over the related vesting period. The statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. The Company has not made any stock option awards to employees.

NOTE 3 - CONTROL

As of December 31, 2005 the President/CEO and director has been issued, in the aggregate, 77.1% of the Company's common stock and, therefore, may have the effective power to elect all members of the board of directors and to control the vote on substantially all other matters, without the approval of other stockholders.

NOTE 4 - COMMON STOCK

The Company entered into consulting agreements with two service providers, both dated June 15, 2005. The consulting agreements required the issuance of 80,000 shares of common stock at $1.92 per share in exchange for certain services to be performed. The fair value of the shares was determined based on quoted market prices. The Company recorded prepaid expenses totaling $153,600 to be amortized over the life of these agreements. The Company recognized $62,400, $116,800 and $127,200 of consulting expense related to these agreements for the three and six month periods ended December 31, 2005 and cumulative from inception (July 1, 2004) to December 30, 2005, respectively.

NOTE 5 - GOING CONCERN

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As shown in the accompanying financial statements, the Company has a working capital deficiency of $1,243,831 and $968,497 as of December 31, 2005 and June 30, 2005, respectively, has not earned any revenues, and has incurred a net loss from its inception (July 1, 2004) through December 31, 2005 totaling $527,945. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GLOBAL MUSIC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

NOTE 5 - GOING CONCERN (Continued)

The Company intends to improve the content and quality of its programming, expand the size and number of markets in which the programming content would be available, enter into agreements with wireless telecommunication companies on a subscription basis and, if needed, raise additional capital sufficient to continue operations. The Company has entered into four agreements for the distribution of its streaming media content, and the Company expects to generate revenues during its third quarter of 2006 in connection with these agreements. The note payable to officer/director is due on demand. If the officer/director were to call the note, the Company would be unable to meet the obligation. Further, no assurance can be given that the Company will maintain its cost structure as presently contemplated, raise additional capital on satisfactory terms, or that the distribution agreements will generate sufficient revenue to sustain operations. Should any of these events take place, the Company may be forced to seek a merger or cease operations.

NOTE 6 - ADVANCES FROM OFFICER/DIRECTOR

The President/CEO and director has provided various short-term working capital advances from July 1, 2004 (inception) through December 31, 2005. The advances are non interest bearing and are due upon demand. Amounts due to the officer/director at December 31, 2005 and June 30, 2005 for such advances totaled $50,000 and $-0-, respectively.

NOTE 7 - OPERATING LEASES

On November 1, 2005 the Company entered into an operating lease for the rental of the Company’s office space. The lease runs for 12 months at $1,000 per month. Rent expense was $2,000 for each of the three and six month periods ended December 31, 2005 and for the period from inception (July 1, 2004) to December 31, 2005.

NOTE 6 -

Item 2.  Management's Discussion and Analysis or Plan of Operation

The following discussion includes certain forward-looking statements within the meaning of the safe harbor protections of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that include words such as “believe,” “expect,” “should,” “intend,” “may,” “anticipate,” “likely,” “contingent,” “could,” “may,” or other future-oriented statements, are forward-looking statements. Such forward-looking statements include, but are not limited to, statements regarding our business plans, strategies and objectives, and, in particular, statements referring to our expectations regarding our ability to continue as a going concern, generate increased market awareness of, and demand for, our current products, realize profitability and positive cash flow, and timely obtain required financing. These forward-looking statements involve risks and uncertainties that could cause actual results to differ from anticipated results. The forward-looking statements are based on our current expectations and what we believe are reasonable assumptions given our knowledge of the markets; however, our actual performance, results and achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Factors, within and beyond our control, that could cause or contribute to such differences include, among others, the following: those associated with our marketing of the music videos on our website to consumers in an evolving marketplace, consumer preferences, perceptions and receptiveness with respect to our website content, our critical capital raising efforts in an uncertain and volatile economical environment, our ability to maintain an existing relationship with platform providers and telecom companies, including related licensing and marketing arrangements, our cash-preservation and cost-containment efforts, our ability to retain key management personnel, our relative inexperience with advertising, our competition and the potential impact of technological advancements thereon, the impact of changing economic, political, and geo-political environments on our business, as well as those factors discussed elsewhere in this Form 10-QSB and in “Item 1 - Our Business,” “Item 6 - Management’s Discussion and Analysis,” and elsewhere in our most recent Form SB-2 Registration Statement, as amended, filed with the United States Securities and Exchange Commission. Readers are urged to carefully review and consider the various disclosures made by us in this report and those detailed from time to time in our reports and filings with the United States Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that are likely to affect our business.

Our fiscal year ends on June 30. References to a fiscal year refer to the calendar year in which such fiscal year ends.

Our Business

Global Music International, Inc. (the “Company” or “Global”), a Florida corporation doing business as Independent Music Network, was formed on July 1, 2004 for the purpose of operating in certain segments of the entertainment industry which webcast programming content, consisting of music videos of unsigned artists and bands from around the world, over our web site at IMNTV.com 24/7. The Company has not recognized revenue in connection with the agreement entered into with RealNetworks (services were launched September 19, 2005) and other agreements for the distribution of the Company’s streaming media content since the revenues associated with these agreement were not determinable for the periods presented.

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

Effective July 13, 2005, the Company entered into a non-exclusive Content License Agreement with MobileVision Communications, Ltd. (MobileVision). As an authorized and fully licensed service provider for China Unicom, the Company’s content is offered to consumers throughout China Unicom’s cellular network. China Unicom currently offers streaming media content on cell phones in China. With its advanced technology, MobileVision is able to provide the Company with media streaming solutions as well as other products and services. MobileData, as part of MobileVision, provides wireless technology and has a copyright on Access Server software. MobileData continues to develop wireless access protocol which pushes the signal to the telephone (WAP PUSH) and maintains cooperative relationships with Chinese operators. On July 20, 2005, MobileVision launched the Company’s music video content on China Unicom using its value added streaming media and business solution technology. The Company’s video content is also available for preview on MobileVision’s Chinese website: www.looklook.cn.

We have entered into a non-exclusive content license agreement with Midsoft Technology Co., Ltd. (Midsoft) to distribute our content in China. The distributor provides fulfillment and customer support as well as distribution, hosting and promotional services related to our programming. Midsoft has agreed to distribute our programming in China where there are more than 300 million mobile phone subscribers. Midsoft has service agreements with China Mobile and China Unicom in 18 Chinese provinces and is one of 45 companies authorized to do business nationally in China. Pursuant to the agreement, Midsoft provides fulfillment and customer support services. The Company has not recognized revenues from operations as of the date of this report.

On December 1, 2005, the Company entered into a non-exclusive content license agreement with Moli Entertainment Ltd., (“Moli”). Pursuant to the agreement, Moli, a leading service provider in China, has agreed to distribute the Company’s music video programming in China and Japan which is intended to greatly enrich Moli’s content library and offer Chinese Internet users a greater variety of international music. In addition, Moli will handle all streaming and encoding of Global’s content, as well as track, receive and distribute payments to the Company on a monthly basis.

In addition to the Moli agreement, on December 1, 2005, the Company entered into a content license agreement with Omnistar Technologies Ltd. (“Omnistar”). Pursuant to the agreement, Omnistar, a leading service provider in China, agreed to distribute the Company’s music video programming in China, South Korea, Singapore, Taiwan, Hong Kong and Macao. In addition, Omnistar will handle all streaming and encoding of the Company’s content, as well as track, receive and distribute payments to the Company on a monthly basis.

The Company has not recognized revenues from the various contracts described above because the Company is unable to determine the amount of revenue earned. The licensing agreements call for the Company to receive a stated percentage of subscriber revenue for the subscription based services, after deduction of carrier charges. The Company is to receive quarterly or monthly royalty reports from the providers, which will provide sufficient information to verify the payments to be received. To-date, the Company has not received a payment or a royalty report in connection with the licensing agreements. Therefore, the Company is unable to determine the amount of revenue earned for the periods presented.

Results of Operations for Period Ended December 31, 2005

Since the Company was formed on July 1, 2004, it has incurred a net loss of $527,945. Operations from the Company’s inception through December 31, 2005 were devoted primarily to strategic planning and launching revenue-generating opportunities based on contracts entered into by the Company.

During the three and six month periods ended December 31, 2005, we incurred operating expenses (and a net loss) in the amount of $145,420 and $295,338, respectively. These operating expenses included consulting and professional fees of $76,824 and $158,724, respectively, and $39,942 and $79,306, respectively, of general and administrative expenses. The Company also recognized $11,539 and $23,078, respectively, in depreciation.

Liquidity and Capital Resources

To date, we have financed our operations from the proceeds of the sale of common stock offered pursuant to our private placements. We raised a total of $590,146 pursuant to Rule 504 of Regulation D of the Securities Act of 1933, as amended.

The Company purchased various assets necessary to webcast it’s programming from the Company’s founder, who is its President/CEO and a director, in exchange for a $1,500,000 promissory note. Accrued interest on the note payable totaled $119,403 and $85,173 at December 31, 2005 and June 30, 2005, respectively. Prior to purchase, the assets were assessed for impairment and written down to fair value, which was determined to be $114,500. The fair value was determined by quoted market prices for similar assets. The difference between the fair value of the assets purchased and the note payable was recorded as a dividend totaling $1,385,500. On December 22, 2005, Corinne Fallacaro advanced the Company $50,000 for working capital purposes. Such advances are non-interest bearing and are due on demand.

Item 3. Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures were effective such that the material information required to be filed in our SEC reports is recorded, processed, summarized and reported within the required time periods specified in the SEC rules and forms. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Potential investors should be aware that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any system of controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this Quarterly Report, neither we nor any of our officers or directors is involved in any litigation either as plaintiffs or defendants. As of this date, there is no threatened or pending litigation against us or any of our officers or directors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended December 31, 2005, there were no unregistered sales of securities.

Item 3. Defaults Upon Senior Securities

During the three months ended December 31, 2005, we were not in default on any of our indebtedness.

Item 4. Submission of Matters to a Vote of Security Holders

During the three months ended December 31, 2005, we did not submit any matters to a vote of our security holders.

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Index to Exhibits

	Exhibit No.	Description of Exhibit

	31	Certification of Chief Executive/Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32	Certification of Chief Executive/Financial Officer pursuant to Section 906

(b)	No reports on Form 8-K were filed during the quarter covered by this report.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Music International, Inc.

Date: February 7, 2006	/s/ Corinne Fallacaro

Corinne Fallacaro Chief Executive Officer, Principal Financial and Accounting Officer and Director

Date: February 7, 2006	/s/ Christopher Mauritz

Christopher Mauritz Vice President, Chief Technology Officer, Secretary and Director