Form 10QSB
period 2006-03-31
Global Music International, Inc.
filed 2006-05-15
CIK 1308841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended: March 31, 2006

[ ] Transition Report under Section 13 or 15(d) of the Exchange Act.
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
(Former address)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days:   YES [X] NO [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [_] NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 1, 2006, there were 21,937,000 shares of our common stock outstanding.

Transitional Small Business Disclosure Format.     YES [ ] NO [X]

PART 1.	FINANCIAL INFORMATION
Item 1.	Financial Statements

GLOBAL MUSIC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

ASSETS

	March 31, 2006
	(unaudited)	June 30, 2005
Cash	$18,508	$117,058
Prepaid Expenses	12,000	143,287
Other Current Assets	7,600	-
Total Current Assets	38,108	260,345

Property and Equipment, net	69,232	96,171
TOTAL ASSETS	$107,340	$356,516
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES
Accounts Payable	$4,250	$8,489
Accrued Interest	136,145	85,173
Accrued Expenses	10,000	3,500
Advance from Officer / Director	100,000	-
Note Payable to Officer / Director	1,131,680	1,131,680
Total Current Liabilities	1,382,075	1,228,842

STOCKHOLDERS' DEFICIENCY
Common Stock, $.0001 par value,
40,000,000 shares authorized, 21,937,000
and 21,657,000 shares issued and outstanding	2,194	2,166
Common Stock To Be Issued	355,500	393,600
Additional Paid-In Capital	743,587	350,015
Unearned Compensation	(257,000)	-
Deficit Accumulated During the Development Stage	(2,119,016)	(1,618,107)
Total Stockholders' Deficiency	(1,274,735)	(872,326)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$107,340	$356,516

The accompanying notes are an integral part of these condensed financial statements

GLOBAL MUSIC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

							Cumulative From Inception
	Three Month Period Ended			Nine Month Period Ended			(July 1, 2004) To
	March 31, 2006	March 31, 2005		March 31, 2006	March 31, 2005		March 31, 2006

Revenues	$9,547		$-	$9,547		$-	$9,547

Expenses
Consulting and Professional Fees Expense	135,700		5,500	294,424		25,500	308,074
General and Administrative Expenses	51,006		15,649	130,312		20,321	223,599
Interest Expense	16,742		22,500	50,972		60,000	136,145
Depreciation Expense	11,670		10,374	34,748		29,457	74,995
	215,118		54,023	510,456		135,278	742,813

Loss Before Provision For Income Taxes	(205,571)		(54,023)	(500,909)		(135,278)	(733,266)
Provision For Income Taxes	-		-	-		-	(250)
Net Loss	$(205,571)		$(54,023)	$(500,909)		$(135,278)	$(733,516)

Basic Net Loss Per Common Share	$(0.01)	$	NIL	$(0.02)	$	NIL

Weighted Average Common Shares Outstanding	22,088,000		21,457,000	22,117,000		20,963,976

The accompanying notes are an integral part of these condensed financial statements

GLOBAL MUSIC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
CUMULATIVE FROM INCEPTION (JULY 1, 2004) TO MARCH 31, 2006 (UNAUDITED)

						Deficit Accumulated	Total
	Common Stock		Common Stock	Additional	Unearned	During the	Stockholders'
	Shares	Value	To be Issued	Paid-in Capital	Compensation	Development Stage	Deficiency

Common Stock
Issued in connection with:

Incorporation (July 1, 2004)	20,350,000	$2,035	$-	$-	$-	$-	$2,035

Private placements	1,507,000	151	-	589,995	-	-	590,146

Consulting Services	80,000	8	-	153,592	-	-	153,600

To be Issued in connection with
Consulting services at $ 1.97 per share	-	-	98,500	-	(98,500)	-	-
Legal services at $ 2.00 per share	-	-	60,000	-	(60,000)	-	-
Officers' compensation at $ 1.97 per share	-	-	197,000	-	(197,000)	-	-

Amortization of Unearned Compensation	-	-	-	-	98,500	-	98,500

Dividend	-	-	-	-	-	(1,385,500)	(1,385,500)

Net loss	-	-	-	-	-	(733,516)	(733,516)
-
Balance, March 31, 2006	21,937,000	$2,194	$355,500	$743,587	$(257,000)	$(2,119,016)	$(1,274,735)

GLOBAL MUSIC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

			Cumulative From
			Inception (July 1, 2004)
	Nine Month Periods Ended		To
	March 31, 2006	March 31, 2005	March 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(500,909)	$(135,278)	$(733,516)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense	34,748	29,457	74,995
Compensation expense pursuant to common stock
issued to founders at time of incorporation	-	2,035	2,035
Consulting expense pursuant to common stock
issued / to be issued in exchange for services received	131,200	-	141,600
Amortization of Unearned Compensation	98,500	-	98,500
Changes in assets and liabilities:
(Increase) decrease in:
Prepaid Expenses	87	(87)	-
Other Current Assets	(7,600)	-	(7,600)
Increase (decrease) in:
Accounts Payable	(4,239)	5,000	4,250
Accrued Interest	50,972	60,000	136,145
Accrued Expenses	6,500	-	10,000

Net cash used in operating activities	(190,741)	(38,873)	(273,591)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property and Equipment	(7,809)	(14,984)	(29,727)
Net cash used in investing activities	(7,809)	(14,984)	(29,727)
CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from Officer/Director	100,000	3,680	100,000
Proceeds from Private Placement Offering, net	-	230,146	590,146
Repayments of Note Payable to Officer/Director	-	-	(368,320)

Net cash provided by financing activities	100,000	233,826	321,826
(Decrease) increase in cash	(98,550)	179,969	18,508
Cash, beginning of period	117,058	-	-
Cash, end of period	$18,508	$179,969	$18,508

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities
Note payable recorded in connection with purchase of
equipment and recognition of dividend to officer / director	$-	$1,500,000	$1,500,000
Unearned Compensation recorded in connection with common
stock to be issued in exchange for services to be rendered	$355,500	$-	$355,500
Prepaid expenses recorded in connection with common stock
issued in exchange for services to be rendered	$-	$-	$153,600

The accompanying notes are an integral part of these condensed financial statements

GLOBAL MUSIC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. In the Company's opinion, the unaudited interim financial statements and accompanying notes reflect all adjustments, consisting of normal and recurring adjustments that are necessary for a fair presentation of its financial position and operating results for the interim periods ended March 31, 2006 and 2005 and cumulative from inception (July 1, 2004) to March 31, 2006.

The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. This Form 10-QSB should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-KSB as of June 30, 2005 and for the period commencing July 1, 2004 (inception) through June 30, 2005.

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

DEVELOPMENT STAGE COMPANY

The Company was incorporated in the State of Florida on July 1, 2004. Operations from the Company's inception through March 31, 2006 have been devoted primarily to strategic planning, raising capital and developing revenue-generating opportunities.

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the the financial statements. Actual results could differ from those estimates.

REVENUE RECOGNITION

The Company’s licensing agreements provide for the Company to receive a stated percentage of subscriber revenue after a deduction for carrier charges. The Company is to receive either monthly or quarterly reports from licensees, which will  provide sufficient information to verify payments to be received. To-date the Company has received a payment and a royalty report in connection with one licensing agreement. The Company has not received a payment on other licensing agreements and therefore the Company is unable to determine the amount of revenue earned for the periods presented.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No.123R, “Share-Based Payment” (SFAS 123R). This statement is a revision of SFAS No. 123,”Accounting for Stock-Based Compensation” (SFAS 123) and supersedes Accounting Principle Board Opinion No. 25 “Accounting for Stock Issued to Employees” (APB 25), and its related implementation guidance. SFAS 123R establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123R, share-based compensation is measured at the grant date, based upon the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Effective January 1, 2006, the Company adopted the provisions of SFAS 123R. Under this approach, the Company is required to record compensation cost for all share based payments granted after the date of adoption based on the grant date fair value, estimated in accordance with the provisions of SFAS 123R, and for the unvested portion of all share-based payments previously granted that remain outstanding based on the grant date fair value, estimated in accordance with the original provisions of SFAS 123. Adoption of this standard did not have a significant impact on the Company’s financial condition or results of operations.

NOTE 3 - CONTROL

As of March 31, 2006 the President/CEO and director has been issued, in the aggregate, 77.1% of the Company's common stock and, therefore, may have the effective power to elect all members of the board of directors and to control the vote on substantially all other matters, without the approval of other stockholders.

GLOBAL MUSIC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

NOTE 4 - COMMON STOCK TO BE ISSUED

During the third quarter of 2006, the Company entered into contracts to issue 180,000 shares of restricted common stock to three nonemployees and the Company’s Chief Technology Officer for future services to be rendered. The Company  recognized $355,500 of unearned compensation in the stockholders’ deficiency section of the accompanying condensed  balance sheets. The shares granted were valued at the estimated fair value of the services rendered or the estimated fair  value of the shares issued, whichever was more reliable. The Company amortized $98,500 of unearned compensation for the three month period ended March 31, 2006.

NOTE 5 - GOING CONCERN

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As shown in the accompanying financial statements, the Company has a working capital deficiency of $1,343,967 as of March 31, 2006, has earned minimal revenues, and has incurred a net loss from its inception (July 1, 2004) through March 31, 2006 totaling $733,516. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company intends to improve the content and quality of its programming, expand the size and number of markets in which the programming content would be available, enter into agreements with wireless telecommunication companies on a subscription basis and, if needed, raise additional capital sufficient to continue operations. The Company has entered into four agreements for the distribution of its streaming media content, and has generated minimal revenues during its third quarter of 2006 but expects increasing revenues in future quarters in connection with these agreements. The note payable to officer/director is due on demand. If the officer/director were to call the note, the Company would be unable to meet the obligation. Further, no assurance can be given that the Company will maintain its cost structure as presently contemplated, raise additional capital on satisfactory terms, or that the distribution agreements will generate sufficient revenue to sustain operations.

NOTE 6 - ADVANCES FROM OFFICER/DIRECTOR

The President/CEO and director has provided various short-term working capital advances from July 1, 2004 (inception) through March 31, 2006. The advances are non interest bearing and are due upon demand. Amounts due to the officer/director at March 31, 2006 and June 30, 2005 for such advances totaled $100,000 and $-0-, respectively.

NOTE 7- OPERATING LEASES

The President/CEO and director has provided various short-term working capital advances from July 1, 2004 (inception) through March 31, 2006. The advances are non interest bearing and are due upon demand. Amounts due to the officer/director at March 31, 2006 and June 30, 2005 for such advances totaled $100,000 and

Item 2.  Management's Discussion and Analysis or Plan of Operation

The following discussion includes certain forward-looking statements within the meaning of the safe harbor protections of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that include words such as “believe,” “expect,” “should,” “intend,” “may,” “anticipate,” “likely,” “contingent,” “could,” “may,” or other future-oriented statements, are forward-looking statements. Such forward-looking statements include, but are not limited to, statements regarding our business plans, strategies and objectives, and, in particular, statements referring to our expectations regarding our ability to continue as a going concern, generate increased market awareness of, and demand for, our current products, realize profitability and positive cash flow, and timely obtain required financing. These forward-looking statements involve risks and uncertainties that could cause actual results to differ from anticipated results. The forward-looking statements are based on our current expectations and what we believe are reasonable assumptions given our knowledge of the markets; however, our actual performance, results and achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Factors, within and beyond our control, that could cause or contribute to such differences include, among others, the following: those associated with our marketing of the music videos on our website to consumers in an evolving marketplace, consumer preferences, perceptions and receptiveness with respect to our website content, our critical capital raising efforts in an uncertain and volatile economical environment, our ability to maintain an existing relationship with platform providers and telecom companies, including related licensing and marketing arrangements, our cash-preservation and cost-containment efforts, our ability to retain key management personnel, our relative inexperience with advertising, our competition and the potential impact of technological advancements thereon, the impact of changing economic, political, and geo-political environments on our business, as well as those factors discussed elsewhere in this Form 10-QSB and in “Item 1 - Our Business,” “Item 6 - Management’s Discussion and Analysis,” and elsewhere in our most recent Form 10-KSB filed with the United States Securities and Exchange Commission. Readers are urged to carefully review and consider the various disclosures made by us in this report and those detailed from time to time in our reports and filings with the United States Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that are likely to affect our business.

Our fiscal year ends on June 30.   References to a fiscal year refer to the calendar year in which such fiscal year ends.

Our Business

Global Music International, Inc. (the “Company” or “Global”), a Florida corporation doing business as Independent Music Network, was formed on July 1, 2004 for the purpose of operating in certain segments of the entertainment industry which webcast programming content, consisting of music videos of unsigned artists and bands from around the world, over our web site at IMNTV.com 24/7. The Company, since September 19, 2005 is also broadcasting its music video content on Sprint cell phones within the Rhapsody Radio lineup. The Company received its first revenue from the Rhapsody Radio /Sprint broadcast in March 2006. The Company has not recognized revenue in connection with the other agreements for the broadcast/distribution of the Company’s streaming media content since the revenues associated with these agreements were not determinable for the periods presented.

Plan of Operation

Our plan of operation for the next 12 months will be the continued operation of our web site for the purpose of airing music videos submitted by independent artists and bands from around the world at no cost to the Company for the content. After the videos are screened for acceptable broadcast content, and they are professionally packaged and edited, they are webcast on IMNTV.com 24/7. We also plan during this 12-month period to continue to negotiate with platform providers and telecom companies to reach agreements to air our music video content. We have entered into an agreement with RealNetworks, Inc. (RealNetworks) to act as a platform provider and marketing partner for our music video content on a non-exclusive basis for the U.S. and Canada. On September 19, 2005, Sprint and RealNetworks issued a joint press release announcing the launch of Rhapsody Radio which is available nationwide to provide Sprint customers a music package which includes music videos from the Company’s IMNTV™ programming. The Company is currently generating revenues pursuant to this arrangement; however, there can be no assurances that the Company will generate sufficient revenue to be profitable in its business operations.

Effective July 13, 2005, the Company entered into a non-exclusive Content License Agreement with MobileVision Communications, Ltd. (MobileVision). As an authorized and fully licensed service provider for China Unicom, the Company’s content is offered to consumers throughout China Unicom’s cellular network. China Unicom currently offers streaming media content on cell phones in China. With its advanced technology, MobileVision is able to provide the Company with media streaming solutions as well as other products and services. MobileData, as part of MobileVision, provides wireless technology and has a copyright on Access Server software. MobileData continues to develop wireless access protocol, which pushes the signal to the telephone (WAP PUSH) and maintains cooperative relationships with Chinese operators. On July 20, 2005, MobileVision launched the Company’s music video content on China Unicom using its value added streaming media and business solution technology. The Company’s video content is also available for preview on MobileVision’s Chinese website: www.looklook.cn. Mobilevision has informed the Company that on April 15, 2006, it has launched IMNTV music video content on a pay per download basis for cell phone use in several regional markets within China.

On December 1, 2005, the Company entered into a Content License Agreement with Omnistar Technologies Ltd. (“Omnistar”). Pursuant to the agreement, Omnistar, since acquired by FoneNet, a leading service provider in China, agreed to distribute the Company’s music video programming in China, South Korea, Singapore, Taiwan, Hong Kong and Macao. In addition, Omnistar will handle all streaming and encoding of the Company’s content, as well as track, receive and distribute payments to the Company on a monthly basis. Omnistar has informed the Company that on February 15, 2006, it has launched IMNTV music video content on a pay per download service on Dragon Mobile, a subsidiary of Shanghai Media Group.

On December 1, 2005, the Company entered into a non-exclusive Content License Agreement with Moli Entertainment Ltd., (“Moli”). Pursuant to the agreement, Moli, a leading service provider in China, has agreed to distribute the Company’s music video programming in China and Japan. This will greatly enrich Moli’s content library and offer Chinese Internet users a greater variety of international music. In addition, Moli will handle all streaming and encoding of Global’s content, as well as track, receive and distribute payments to the Company on a monthly basis.

The Company had entered into a non-exclusive Content License Agreement with Midsoft Technology Co., Ltd. (Midsoft) to distribute our content in China. The distributor provides fulfillment and customer support as well as distribution, hosting and promotional services related to our programming. Midsoft has agreed to distribute our programming in China where there are more than 300 million mobile phone subscribers. Midsoft has service agreements with China Mobile and China Unicom in 18 Chinese provinces and is one of 45 companies authorized to do business nationally in China. Pursuant to the agreement, Midsoft was to provide fulfillment and customer support services. This agreement is now terminated, as Midsoft, pursuant to the contract, has not launched within the specified period of time.

The Company has not recognized revenues from the various agreements described above, with the exception of RealNetworks/Sprint agreement, because the Company is unable to determine the amount of revenue earned. The licensing agreements call for the Company to receive a stated percentage of subscriber revenue for the subscription based services, after deduction of carrier charges. The Company is to receive quarterly or monthly royalty reports from the providers, which will provide sufficient information to verify the payments to be received. To-date, the Company has received a payment and a royalty report in connection with the licensing agreement with RealNetworks/Sprint. The Company has not received a payment on the other licensing agreements for broadcast as of this date. Therefore, the Company is unable to determine the amount of revenue earned for the periods presented.

Results of Operations for Period Ended March 31, 2006

Since the Company was formed on July 1, 2004, it has incurred a net loss of $733,516. Operations from the Company’s inception through March 31, 2006 were devoted primarily to strategic planning and launching revenue-generating opportunities based on contracts entered into by the Company.

During the three and nine month periods ended March 31, 2006, we incurred a net loss in the amount of $205,571 and $500,909, respectively. Operating expenses included consulting and professional fees of $135,700 and $294,424, respectively, and $51,006 and $130,312, respectively, of general and administrative expenses. The Company also recognized $11,670 and $34,748, respectively, in depreciation.

Liquidity and Capital Resources

To date, we have financed our operations from the proceeds of the sale of common stock offered pursuant to our private placements. We raised a total of $590,146 pursuant to Rule 504 of Regulation D of the Securities Act of 1933, as amended.

The Company purchased various assets necessary to webcast it’s programming from the Company’s founder, who is its President/CEO and a director, in exchange for a $1,500,000 promissory note. Accrued interest on the note payable totaled $136,145 and $85,173 at March 31, 2006 and June 30, 2005, respectively. Prior to purchase, the assets were assessed for impairment and written down to fair value, which was determined to be $114,500. The fair value was determined by quoted market prices for similar assets. The difference between the fair value of the assets purchased and the note payable of $1,385,500 was recorded as a dividend. As of March 31, 2006, Corinne Fallacaro advanced the Company $100,000 for working capital purposes. Such advances are non-interest bearing and are due on demand.

Item 3. Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Under the supervision, and with the participation, of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures were effective such that the material information required to be filed in our SEC reports is recorded, processed, summarized and reported within the required time periods specified in the SEC rules and forms. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Potential investors should be aware that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any system of controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this Quarterly Report, none of our officers or directors are involved in any litigation either as plaintiffs or defendants. As of this date, there is no threatened or pending litigation against us or any of our officers or directors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2006, the Company authorized the issuance of 180,000 shares of its Common Stock as payment for services rendered and to be rendered through December 31, 2006. The Common Stock was issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

During the three months ended March 31, 2006, we were not in default on any of our indebtedness.

Item 4. Submission of Matters to a Vote of Security Holders

During the three months ended March 31, 2006, we did not submit any matters to a vote of our security holders.

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

Global Music International, Inc.

Date: May 12, 2006	Corinne Fallacaro
Corinne Fallacaro
Chief Executive Officer, Principal Financial
and Accounting Officer and Director

Date: May 12, 2006	/s/ Christopher Mauritz
Christopher Mauritz
Vice President, Chief Technology Officer,
Secretary and Director