Form 10KSB
period 2006-06-30
Global Music International, Inc.
filed 2006-09-27
CIK 1308841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:
        For the fiscal year ended June 30, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _______ to _______

333-120908
Commission File Number

Global Music International, Inc.
(Name of small business issuer in its charter)

Florida	20-1354562
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

 30 Grassy Plain Street, Suite7, Bethel, Connecticut 06801  203-730-0888
(Address of principal executive offices)   (Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.0001 par value
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]
Issuer’s revenues for its most recent fiscal year: $54,732
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $4,820,315 at September 26, 2006.
The number of shares outstanding of each of the Issuer’s classes of common equity: 22,147,000 as of September 26, 2006
DOCUMENTS INCORPORATED BY REFERENCE: There are no documents incorporated by reference in this Annual Report on Form 10-KSB other than as set forth in Part III, Item 13.
Transitional Small Business Disclosure Format: Yes [ ] No [X]

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

General Background

Global Music International, Inc., a Florida corporation doing business as Independent Music Network, was formed on July 1, 2004 for the purpose of operating in certain segments of the entertainment industry which webcast programming content consisting of music videos of unsigned artists and bands from around the world over our web site at IMNTV.com. Since September 19, 2005, we are also broadcasting our music video content on Sprint cell phones within the Rhapsody Radio lineup. Our first receipt of royalty income from this agreement occurred in March 2006.

In addition, as a result of our Content License Agreement with MobileVision Communications, Ltd. (“MobileVision”), we were informed by MobileVision that on April 15, 2006, it launched IMNTV music video content on a pay-per-download basis for cell phone use in several regional markets within China. We were also informed by Omnistar Technologies that on February 15, 2006, it launched IMNTV video music content on a pay-per-download service on Dragon Mobile, a subsidiary of Shanghai Media Group. On December 1, 2005, we entered into a non-exclusive agreement with Moli Entertainment (“Moli”) pursuant to which Moli, a leading service provider in China, agreed to distribute our video programming in China and Japan.

Reports under the Exchange Act

The Company became subject to the reporting requirements of the Exchange Act of 1934 upon the effectiveness of a Registration Statement on Form SB-2 granted on April 18, 2005.

Historical Information About Our Product

Although our Company is a development stage company, we have purchased various assets which we believe will assist us in meeting our business objectives. The assets include the IMNTV.com web site, trademarks which include IMNTV and GET HUGE, several hundred hours of program content including the master tapes of submitted music videos, servers, computers and editing programs, and graphics packages formatted to integrate with the music videos and 12 video commercials embedded in our video programming.

Current Business of the Company

Current operations include the continued operation of our web site for two purposes (1) airing music videos submitted by independent artists and bands from around the world, and (2) by virtue of guaranteeing air time, inducing the artists to send us their music videos at no cost to the Company. After the videos are screened for acceptable broadcast content, and they are professionally packaged and edited, they are webcast on IMNTV.com. We continue to negotiate with platform providers and telecom companies to reach agreements to air our music video content.

In February 2005, we entered into an agreement with RealNetworks, Inc. (“RealNetworks”) to act as a platform provider and marketing partner for our music video content on a non-exclusive basis for the U.S. and Canadian markets. On September 19, 2005, Sprint and RealNetworks issued a joint press release announcing the launch of Rhapsody Radio which is available nationwide to provide Sprint customers a music package which includes music videos from the Company’s IMNTV™ programming. The Company is currently generating revenues pursuant to this arrangement; however, there can be no assurances that the Company will generate sufficient revenue to be profitable in its business operations.

Effective July 13, 2005, the Company entered into a non-exclusive Content License Agreement with MobileVision Communications, Ltd. (MobileVision). As an authorized and fully licensed service provider for China Unicom, the Company’s content is offered to consumers throughout China Unicom’s cellular network. China Unicom currently offers streaming media content on cell phones in China. With its advanced technology, MobileVision is able to provide the Company with media streaming solutions as well as other products and services. MobileData, as part of MobileVision, provides wireless technology and has a copyright on Access Server software. MobileData continues to develop wireless access protocol, which pushes the signal to the telephone (WAP PUSH) and maintains cooperative relationships with Chinese operators. On July 20, 2005, MobileVision launched the Company’s music video content on China Unicom using its value added streaming media and business solution technology. The Company’s video content is also available for preview on MobileVision’s Chinese website: www.looklook.cn. On April 15, 2006, MobileVision launched IMNTV™ music video content on a pay per download basis for cell phone use in several regional markets within China.

On December 1, 2005, the Company entered into a Content License Agreement with Omnistar Technologies Ltd. (“Omnistar”). Pursuant to the agreement, Omnistar, since acquired by FoneNet, a leading service provider in China, agreed to distribute the Company’s music video programming in China, South Korea, Singapore, Taiwan, Hong Kong and Macao. In addition, Omnistar will handle all streaming and encoding of the Company’s content, as well as track, receive and distribute payments to the Company on a monthly basis. On February 15, 2006, OmniStar launched IMNTV™ music video content on a pay per download service on Dragon Mobile, a subsidiary of Shanghai Media Group.

On December 1, 2005, the Company entered into a non-exclusive Content License Agreement with Moli Entertainment Ltd., (“Moli”). Pursuant to the agreement, Moli, a leading service provider in China, has agreed to distribute the Company’s music video programming in China and Japan. This will greatly enrich Moli’s content library and offer Chinese Internet users a greater variety of international music. In addition, Moli will handle all streaming and encoding of Global’s content, as well as track, receive and distribute payments to the Company.

The Company has entered into a Partnership Agreement with China Unicom Newspace, Ltd. for joint development of China Unicom’s wireless music services and broadcast of its music video content throughout China Unicom’s cellular network. This will enable wireless digital music consumption, take advantage of the “anytime, anywhere” nature of the mobile network and help create a large new market for the benefit of consumers and the music industry. China Unicom Newspace, Ltd. is a wholly owned subsidiary of China Unicom and is responsible for the operation of China Unicom’s wireless music services and market activities. China Unicom currently has over 135 million mobile subscribers and is ranked the third largest mobile carrier worldwide. The mobile digital music platform developed by China Unicom for both Global System for Mobile Communications (“GSM”) and Code Division Multiple Access (“CDMA”) networks can support a variety of music services such as ring tone downloads, ring back tones, Interactive Voice Response (“IVR”), song dedications and on-demand music video. In connection with this Partnership Agreement, the Company has also entered into an agreement with YueHai Communications Information Technology, Ltd. (“YueHai”). YueHai is a service provider and has agreed to license our content for delivery on China Unicom’s mobile network in cooperation with China Unicom Newspace. A final part of the arrangement between the Company, YueHai Communications and China Unicom Newspace is a Service Agreement between Newspace and YueHai. The resulting total revenue split is China Unicom (35%), China Unicom Newspace (32.5%), the Company (26%) and YueHai Communications (6.5%).

The Company is also currently negotiating a license agreement with a major label for its music video and other content for both China and the U.S. under the IMNTV™ brand. There are no executed agreements as of the date of this filing.

Through the IMNTV.com web site, artists are able to obtain information as to the IMNTVTM video submission process. Each artist or band that submits an acceptable video is listed on the IMNTV.com web site through which simultaneous streaming music videos of various performances by other artists may be heard and other related information may be displayed. There is no charge for submissions by artists. In exchange for broadcasting their music videos, the artists waive all payment and royalties for the use of their music videos on IMNTV™ and there is no charge to consumers to view programming content on our website. We do not generate revenues from our website and only generate revenues from contracts entered into with platform providers and telecom companies.

Our programming content is webcast giving consumers access to a wide range of independent music video programming. Consumers can access the website where they can view our program content which includes many different musical genres from around the world. The manner in which we can deliver content to telecommunication companies or platform operators is as follows:

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

The streaming media player currently supported by IMNTV™ is the Real Networks Realplayer application. In addition to streaming a video feed directly to a consumer, one can also stream the content to another server. The Company uses this method to distribute content to its distribution partners.

These content delivery methods allow telecommunication companies and platform providers to encode and compress the content for broadcast within their respective broadcast regions. The telecommunication companies are responsible for the broadcast of the program and all billing for the subscription service. Payment is generally made to the content providers or the platform providers on a quarterly basis along with a usage report for the number of subscribers.

Distribution Methods

We have entered into an agreement with RealNetworks to act as a platform provider and marketing partner. We have entered into agreements with MobileVision to distribute our content in China through ChinaUnicom; Omnistar (now known as FoneNet) to distribute our content in China, South Korea, Singapore, Taiwan, Hong Kong and Macao; and, Moli Entertainment Ltd. (“Moli”) to distribute our content in China and Japan. Most recently we signed a Partnership Agreement with China Unicom Newspace, Ltd., for joint development of China Unicom’s wireless music services and broadcast of its music video content throughout China Unicom’s cellular network. All distributors will provide fulfillment and customer support as well as distribution, hosting and promotional services related to our programming.

Competitive business conditions, and the Company’s competitive position in the industry, and methods of competition

The business of marketing music video products is highly competitive. This market segment includes numerous manufacturers, distributors, marketers, and retailers that actively compete for the business of consumers both in the United States and abroad. These companies include MTV and VH1, major recording companies such as Sony, Time Warner, Universal and EMI, and a wide variety of music and entertainment related websites. In addition, the market is highly sensitive to the introduction of new products that may rapidly capture a significant share of the market. As a result, our ability to remain competitive depends in part upon its successful introduction and consumer acceptance of new products.

The methods of competition are similar for all content providers for wireless broadcast on cellular phones - you either contact the carrier or platform provider and direct them to the site to view the content or you are contacted by them to submit your content for review and determination. A platform provider is a company that has existing agreements with the telecoms to provide content in the proper format for delivery of the show. A platform provider has the technology to compress the content to meet telecom requirements for broadband and the ability to deliver that content directly to the users. Examples of platform providers are Real Networks, Idetics/Mobitv Truvideo which currently have content on Sprint, AT&T/Cingular and Verizon.

• Wireless carriers determine what type of content they want to place in their channel offering for their user base
• They make a unilateral decision which is predicated on the quality of the content, originality of the content, and the brand name of the content
• Costs associated with licensing content are agreed upon. Such costs generally include an upfront licensing fee and a percentage of revenues received from operations.

Based upon our current relationships within the industry, we should be able to effectively compete within our target market.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements, or Labor Contracts

Our two trademarks are IMNTV™ and GETHUGE™.

Effect of Existing Governmental Regulations

We may face unanticipated operating costs because of the current uncertainty surrounding potential government regulation of the Internet, e-commerce, wireless and cable use. We believe that we are not currently subject to direct regulation of our current and expected activities, other than regulations generally applicable to businesses. However, the Internet has rapidly emerged as a commerce medium, and governmental agencies have not yet been able to adapt all existing regulations to the Internet environment. Laws and regulations may be introduced and court decisions reached that affect the Internet or other online services, covering issues such as user pricing, user privacy, freedom of expression, access charges, content and quality of products and services, advertising, intellectual property rights and information security. Complying with new regulations would increase our operating costs. Furthermore, we may be subject to the laws of various jurisdictions where we actually conduct business. Our failure to qualify to do business in a jurisdiction that requires us to do so could subject us to fines or penalties and could have a materially adverse impact on our business and operations.  Further, there can be no assurance we will receive from our Chinese operations, in a timely manner, payment or back up information pursuant to SEC requirements.

Employees

We presently have two employees who are also officers and shareholders. The current employees have received no cash compensation and devote such time as is necessary for current operations. Neither employee has other employment outside of the Company. Staffing levels will be determined as we progress and grow. Our board of directors will determine the compensation of all new employees based upon job description. We also maintain an office in China with one employee.

ITEM 2. DESCRIPTION OF PROPERTY

The Company’s executive offices are located at 30 Grassy Plain Street, Suite 7, Bethel , CT 06801. The rent is $1,000 per month and consists of approximately 1,000 square feet. We will seek to acquire additional office space based upon the needs of the business, when and if necessary. The Company also rents 1,000 square feet of office space in China located at A-806, No. 18 Jianguomenwai Avenue, Chaoyang District, Beijing, China 100022. The monthly rent is 15,000 RMB (approximately US$1,875.)

Equipment

Equipment and furniture includes several high speed computers with high quality color and black and white printers. These computers are used for storage and display for the transfer to editing of raw content.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A. Market Information

The Company’s common stock is traded on the OTCBB under the symbol “GMUS.” The Company’s common stock consists of 40,000,000 shares authorized of which, as of August 24, 2006 there are 22,117,000 shares issued and outstanding. There has been virtually no active trading in our shares. The following is the high and low prices of our stock for the last two fiscal years.

Quarterly Common Stock Price Ranges

Quarter	In the year ending June 30, 2006
Ended	High	Low

9/30/05	$3.90	$3.00
12/31/05	$3.30	$2.75
3/31/06	$3.30	$2.50
6/30/06	$3.25	$3.00

Quarter	In the year ending June 30, 2005
Ended	High	Low

9/30/04	No data	No data
12/31/04	No data	No data
3/31/05	No data	No data
6/30/05	$3.00	$0.55

B. Holders of Common Stock

As of June 30, 2006 there were approximately 59 holders of the Company’s common stock.

C. Dividends

For accounting purposes, during fiscal 2005, the Company has recognized a dividend in connection with the difference between the fair value of the assets that were purchased from a Company officer/director and the amount of the related note payable for such purchase. At present, we intend to retain any future earnings for use in the expansion of the business, and therefore do not intend to pay shareholder dividends. The declaration and payment of cash dividends, if any, will be at the discretion of the Board of Directors of the Company and will depend, among other things, upon our earnings, capital requirements and financial condition.

D. Securities Authorized for Issuance Under Equity Compensation Plans

Recent issuance of unregistered securities: 180,000 for services rendered pursuant to Section 4(2).

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

(a) Plan of Operation

Our plan of operation for the next twelve months will be the continued operation of our web site for the purpose of airing music videos submitted by independent artists and bands from around the world at no cost to the Company for the content. After the videos are screened for acceptable broadcast content, and they are professionally packaged and edited, they are webcast on IMNTV.com. We also plan during this twelve month period to continue to negotiate with platform providers and telecommunication companies to reach agreements to air our music video content. We have entered into an agreement with RealNetworks to act as a platform provider and marketing partner for our music video content on a non-exclusive basis for the U.S. and Canada. On September 19, 2005, Sprint and RealNetworks issued a joint press release announcing the launch of Rhapsody Radio which is available nationwide to provide Sprint customers a music package which includes music videos from the Company’s IMNTV™ programming. The Company has generated revenues pursuant to this arrangement; however, there can be no assurances that the Company will generate sufficient revenue to be profitable in its business operations.

Effective July 13, 2005, the Company entered into a non-exclusive Content License Agreement with MobileVision. As an authorized and fully licensed service provider for China Unicom, the Company’s content is offered to consumers throughout China Unicom’s cellular network. China Unicom currently offers streaming media content on cell phones in China. With its advanced technology, MobileVision is able to provide the Company with media streaming solutions as well as other products and services. MobileData, as part of MobileVision, provides wireless technology and has a copyright on Access Server software. MobileData continues to develop wireless access protocol, which pushes the signal to the telephone (WAP PUSH) and maintains cooperative relationships with Chinese operators. On July 20, 2005, MobileVision launched the Company’s music video content on China Unicom using its value added streaming media and business solution technology. The Company’s video content is also available for preview on MobileVision’s Chinese website: www.looklook.cn. Mobilevision has informed the Company that on April 15, 2006, it has launched IMNTV music video content on a pay per download basis for cell phone use in several regional markets within China.

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

The Company has signed a Partnership Agreement with China Unicom Newspace, Ltd. for joint development of China Unicom’s wireless music services and broadcast of its music video content throughout China Unicom’s cellular network. This will enable wireless digital music consumption, take advantage of the “anytime, anywhere” nature of the mobile network and help create a large new market for the benefit of consumers and the music industry. China Unicom Newspace, Ltd. is a wholly owned subsidiary of China Unicom and is responsible for the operation of China Unicom’s Wireless Music services and market activities. China Unicom currently has over 135 million mobile subscribers and is ranked the third largest mobile carrier worldwide. The mobile digital music platform developed by China Unicom for both GSM and CDMA networks can support a variety of music services such as ring tone download, ring back tones, IVR, song dedications and on-demand music video. As part of this Partnership Agreement, the Company has also entered into an agreement with YueHai Communications Information Technology, Ltd. (“YueHai”). YueHai is a service provider and has agreed to license our content for delivery on China Unicom’s mobile network in cooperation with China Unicom Newspace. A final part of the arrangement between the Company, YueHai Communications and China Unicom Newspace is a Service Agreement between Newspace and YueHai. The resulting total revenue split is China Unicom (35%), China Unicom Newspace (32.5%), the Company (26%) and YueHai Communications (6.5%).

We are also in negotiations with a major label for its music video and other content for both China and the U.S. under the IMNTV™ brand.

Results of Operations for Period Ended June 30, 2006

Since the Company was formed on July 1, 2004, it has earned revenues of $54,732 and incurred a net loss since its inception of $926,216. Operations from the Company’s inception through June 30, 2006 were devoted primarily to strategic planning, raising capital and developing revenue-generating opportunities and strategic relationships.

During the year ended June 30, 2006, we earned revenues in the amount of $54,732 and incurred operating expenses in the amount of $748,091. These operating expenses included interest expense totaling $67,900 that was accrued on the note payable to officer/director, $47,107 of depreciation expense on the equipment necessary to webcast the Company’s programming, and $426,091 of consulting fees in connection with hardware and software development and maintenance and sales and managerial expertise in developing the Chinese market. The remaining expenses relate primarily to professional fees in connection with our corporate and Securities and Exchange Commission filings; and other office and general expenses.

Liquidity and Capital Resources

To date, we have financed our operations from the proceeds of the sale of common stock offered pursuant to our private placements.

The Company purchased various assets necessary to webcast it’s programming from the Company’s founder, who is its President/CEO and a director, in exchange for a $1,500,000 promissory note. Accrued interest on the note payable totaled $153,063 at June 30, 2006. Prior to purchase, the assets were assessed for impairment and written down to fair value, which was determined to be $114,500. The fair value was determined by quoted market prices for similar assets. The difference between the fair value of the assets purchased and the note payable was recorded as a dividend totaling $1,385,500.

Off Balance Sheet Arrangements

The Company had no off balance sheet arrangements for the fiscal year ended June 30, 2006.

ITEM 7. FINANCIAL STATEMENTS

Our audited financial statements for the fiscal year ended June 30, 2006 with notes are filed herewith following the signature page to this report beginning with page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with accountants on accounting and financial disclosure.

Item 8A. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Under the supervision, and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures were effective such that the material information required to be filed in our SEC reports is recorded, processed, summarized and reported within the required time periods specified in the SEC rules and forms. This conclusion was based on the fact that the business operations to date have been limited and the Principal Executive Officer and Principal Financial Officer have had complete access to all records and financial information and have availed themselves of such access to ensure full disclosure. As the Company business expands, a more definitive plan relating to maintaining effective disclosure controls will be implemented. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Potential investors should be aware that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any system of controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Executive Officers and Directors

The following table sets forth the information regarding our executive officers and directors as of the date of this filing:

Name	Age	Title

Corinne Fallacaro	49	President, CEO and Director
Christopher Mauritz	39	Chief Technology Officer, Vice President,
		Secretary and Director

Biography of Officers and Directors

CORINNE FALLACARO has been President, Chief Executive Officer and Director since inception. She served as an officer and as a Director of Falcon Entertainment Corp. and Independent Music Network, Inc. from 1997 until February 2001. From February 2001 until July 2004, Ms. Fallacaro operated the IMNTV.com website and related business. From 1991 until 1996 she was also Vice President of CJS Holding, Inc., a private technology licensing company. She holds a Bachelor of Arts degree from Empire State College

CHRISTOPHER MAURITZ has been Chief Technology Officer since inception and Vice President, Secretary and Director since November 22, 2004. From March 2001 until June 2004, Mr. Mauritz handled all IT and editing for IMNTV.com working with Ms. Fallacaro. Mr. Mauritz served from 2000 to February 2001 as the chief IT officer of Independent Music Network, Inc. From 2000 to February 2001, he was Chief Technology Officer of Falcon Entertainment Corp. From June 1999 through February 2000, he served as the Chief Operating and Chief Technology Officer of Oven Digital, Inc. where he was responsible for the global expansion, infrastructure development, and the development of strategic corporate and sales relationships. From July 1998 through March 1999, Mr. Mauritz was the National Director for system administration and network engineering of Rare Medium Inc. (NASDAQ: RRRR). At Rare Medium, he was responsible for the evaluation of acquisition targets, the design and implementation of a nationwide intra-network and the design and implementation of the companies’ and clients’ Internet server farms. From November 1997 through February 2000, he was a Network Engineer and member of the Board of Advisors for Net Exchange, Inc. where he was responsible for contributions to the architectural development of Net Exchange’s product, and the design and implementation of the company’s network. From June 1997 through June 1998, Mr. Mauritz was Network Engineer and Technical Sales Consultant at New York Net, Inc. (acquired by Verio, NASDAQ: VRIO) where he was responsible for assisting in the maintenance of a large regional network with multiple T3 backbone connections serving hundreds of leased line customers. From May 1996 through June 1997, he was Director of Marketing and Director of Internet Operations at IBS Interactive, Inc. (NASDAQ: IBSX) where he marketed leased line services, co-location, and web hosting services to corporate clients, oversaw Unix system design, administration, network design, and network security. From 1992 through 1997, Mr. Mauritz was the Founder and Chief Executive Officer of Mordor International, an early public access Internet provider in the New York metropolitan area. Mordor International was involved in the design and implementation of robust server farms and networks as well as consumer and corporate online access. Mr. Mauritz sold Mordor International to IBS Interactive (NASDAQ: IBSX) in May 1996. From November 1989 through May 1995, he held various positions in the Latin American Finance Group of The Long-Term Credit Bank of Japan, Ltd. where he was responsible for analyzing Latin American corporate finance transactions, debt restructuring, and loan portfolio management. Mr. Mauritz attended Columbia University’s School of Engineering and Applied Science and Columbia College.

The directors hold office until the next annual meeting of the shareholders and until their successor(s) have been duly elected or qualified.

None of the officers or directors have been subject to bankruptcy, receivership or convicted in any criminal proceedings, have been subject to an order, judgment or decree that would otherwise limit their involvement in any type of business, securities or banking activities, and has never been found by a court of competent jurisdiction, or any regulatory agency, to have violated any securities or commodity laws.

Section 16(a) Beneficial Owner Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company’s directors, executive officers, and persons who own more than 10% percent of a registered class of the Company’s equity securities, file with the Securities and Exchange Commission (SEC), initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file.

Code of Ethics

The Company has adopted a code of ethics for all of the employees, directors and officers which is attached to this Annual Report as Exhibit 14.1.

ITEM 10. EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

Summary Compensation Table.

The following table reflects all forms of compensation for the fiscal year ended June 30, 2006:

SUMMARY COMPENSATION TABLE
					Long Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principle Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All other compensation ($)
Corinne Fallacaro President, CEO, Director	2006	$- 0 -	-	-	-	-	-	-
Christopher Mauritz, CTO, VP, Secretary, Director	2006	$- 0 -	-	-	$197,000	-	-	-

Options granted in the last fiscal year

During fiscal 2006, no executive officer or director was granted options to purchase shares of common stock.

Fiscal year-end option values

During the fiscal year ended June 30, 2006, no executive officer or director exercised any options to purchase shares of common stock, and as of June 30, 2006, no executive officer or director possessed any options to purchase shares of common stock.

Directors Remuneration

As of June 30, 2006, directors were not paid a fee for serving on the board.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of June 30, 2006, information with respect to (a) each person, (including “group”) as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, whose known to the Company to be a beneficial owner of more than 5% of the outstanding common stock of the Company, and (b) the number or percentage of the Company’s common stock owned by (a) each of the directors and the executive officers named in the Summary Compensation Table above, and (b) all of the directors and executive officers of the Company as a group. The Company believes that unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares beneficially owned. The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock as of the date of this Report by (i) each person known to the Company of having beneficial ownership of more than 5% of the Company’s common stock (ii) existing shareholders, (iii) and all others as a group.

Title of	Name and Address	Amount and Nature	Percent of
Class	of Beneficial Owner	of Beneficial Owners	Ownership

Common	Corinne Fallacaro	16,929,700	76.5%
	30 Grassy Plain St., Suite 7
	Bethel, CT 06801

Common	Christopher Mauritz	2,339,500	10.6%
	30 Grassy Plain St., Suite 7
	Bethel, CT 06801

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13. EXHIBITS

Exhibit No.	Description of Exhibit
3.1	Articles of incorporation (1)
3.2	Bylaws (1)
3.3	Articles of Amendment to Articles of Incorporation (1)
10.1	Secured Promissory Note, dated October 3, 2000 (1)
10.2	Security Agreement dated October 3, 2000 by Falcon Entertainment in favor of James Fallacaro and Corinne Fallacaro (1)
10.3	Secured Promissory Note, dated July 29, 2004 (1)
10.4	Security Agreement dated July 28, 2004 by Global Music International in favor of Corinne Fallacaro (1)
10.5	Connecticut Bill of Sale of Personal Property, dated August 2, 2004 (1)
10.6	Real Mobile Agreement between RealNetworks Inc. and Global Music International, dated 2/22/05 (3)
10.7	Artists License Agreement (3)
10.8	Content License Agreement between Midsoft Technology Co., Ltd. and Global Music International, dated 3/22/05 (4)
10.9	Content License Agreement between MobileVision Communications Ltd. and Global Music International, dated 7/13/05 (5)
10.10	Partnership Agreement with China Unicom Newspace, Ltd., dated June 9, 2006
10.11	Agreement between China Unicom Newspace and Beijing RuiHai Communications Information Technology, Ltd. (representing Global Music International Inc.) dated July 2006
10.12	Partnership Agreement between Global Music International and Beijing YueHai Communications Information Technology, Ltd., dated July 18, 2006
14	Code of Ethics (5)
31	Rule 13a-14(a)/15d-14a(a) Certification
32	Section 1350 Certification

______________________
1. Incorporated by reference to our Registration Statement on Form SB-2 filed 12/1/04, file # 333-120908
2. Incorporated by reference to our Registration Statement on Form SB-2 filed 2/1/05, file # 333-120908
3. Incorporated by reference to our Registration Statement on Form SB-2 filed 3/24/05, file # 333-120908
4. Incorporated by reference to our Registration Statement on Form SB-2 filed 4/6/05, file # 333-120908
5. Incorporated by reference to Form 10-KSB filed 9/28/05, file # 333-120908

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

1.
Audit Fees - the aggregate fees billed for the fiscal years ended June 30, 2006 and 2005 for the audit of the Company’s financial statements, review of the interim financial statements and services provided in connection with regulatory filings totaled $29,310 and $48,700, respectively.

2.	Audit-Related Fees - there were no audit related fees billed during the years ended June 30, 2006 and 2005.

3.	Tax Fees - Tax fees billed during the years ended June 30, 2006 and 2005 were $3,000 and $-0-.

4. All Other Fees - there were no other fees billed during the years ended June 30, 2006 and 2005.

There is no audit committee at present.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Music International, Inc.

Date: September 27, 2006   By:     /s/ Corinne Fallacaro
------------------------------------
Corinne Fallacaro
Chief Executive Officer, Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of this registrant and in the capacities and on the dates indicated.

Date: September 27, 2006   By:     /s/ Corinne Fallacaro
------------------------------------
Corinne Fallacaro
Chief Executive Officer, Director
(Principal Executive Officer and
Principal Financial and Accounting Officer)

Date: September 27, 2006   By:     /s/ Christopher Mauritz
-----------------------------------
Christopher Mauritz
VP, Secretary, CTO, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Global Music International, Inc.

We have audited the accompanying balance sheets of Global Music International, Inc. (the “Company”) (a development stage company) as of June 30, 2006 and 2005, and the related statements of operations, changes in stockholders’ deficiency, and cash flows for the years ended June 30, 2006 and 2005 and for the period commencing July 1, 2004 (inception) through June 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Music International, Inc. as of June 30, 2006 and 2005, and the results of its operations and its cash flows for the years ended June 30, 2006 and 2005 and for the period commencing July 1, 2004 (inception) through June 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has a working capital deficiency of $1,407,180 as of June 30, 2006, has earned minimal revenues, and has incurred a net loss since its inception totaling $926,216. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Carlin, Charron & Rosen, LLP

Glastonbury, Connecticut
September 12, 2006

GLOBAL MUSIC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
JUNE 30, 2006 AND 2005

ASSETS

ASSETS	2006	2005
Cash	$5,222	$117,058
Accounts Receivable	19,935	-
Prepaid Expenses	3,408	87
Other Current Assets	2,600	-
Total Current Assets	31,165	117,145

Property and Equipment, net	59,912	96,171
TOTAL ASSETS	$91,077	$213,316
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES
Accounts Payable	$27,341	$8,489
Accrued Interest	153,063	85,173
Accrued Expenses	6,261	3,500
Advance from Officer / Director	120,000	-
Note Payable to Officer / Director	1,131,680	1,131,680
Total Current Liabilities	1,438,345	1,228,842

STOCKHOLDERS' DEFICIENCY
Common Stock, $.0001 par value,
40,000,000 shares authorized, 22,117,000
and 21,657,000 shares issued and outstanding	2,212	2,166
Common Stock To Be Issued	60,000	393,600
Additional Paid-In Capital	1,099,069	350,015
Unearned Compensation	(196,833)	(143,200)
Deficit Accumulated During the Development Stage	(2,311,716)	(1,618,107)
Total Stockholders' Deficiency	(1,347,268)	(1,015,526)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$91,077	$213,316

The accompanying notes are an integral part of these financial statements

GLOBAL MUSIC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2006 AND 2005 AND FOR THE PERIOD
COMMENCING JULY 1, 2004 (INCEPTION) THROUGH JUNE 30, 2006

			Cumulative From July 1, 2004
	Year Ended June 30,		(Inception) Through
	2006	2005	June 30, 2006

Revenues	$54,732	$-	$54,732

Expenses
Consulting Expenses	426,091	35,900	461,991
General and Administrative Expenses	206,993	71,037	278,030
Interest Expense	67,900	85,173	153,073
Depreciation Expense	47,107	40,247	87,354
	748,091	232,357	980,448

Loss Before Provision For Income Taxes	(693,359)	(232,357)	(925,716)
Provision For Income Taxes	250	250	500
Net Loss	$(693,609)	$(232,607)	$(926,216)

Basic Net Loss Per Common Share	$(0.03)	$(0.01)

Weighted Average Common Shares Outstanding	21,960,973	21,133,225

The accompanying notes are an integral part of these financial statements

GLOBAL MUSIC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE YEARS ENDED JUNE 30, 2006 AND 2005 AND FOR THE PERIOD COMMENCING JULY 1, 2004 (INCEPTION) THROUGH JUNE 30, 2006

							Deficit Accumulated	Total
	Common Stock		Common Stock to be Issued		Additional	Unearned	During the	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Compensation	Development Stage	Deficiency
Common stock issued in connection with:

Incorporation (July 1, 2004)	20,350,000	$2,035	-	$-	$-	$-	$-	$2,035

Private placements, net	1,307,000	131	-	-	350,015	-	-	350,146

Common stock to be issued in connection with:

Private placement	-	-	200,000	240,000	-	-	-	240,000

Services to be rendered	-	-	80,000	153,600	-	(153,600)	-	-

Dividend	-	-	-	-	-	-	(1,385,500)	(1,385,500)

Amortization of unearned compensation	-	-	-	-	-	10,400	-	10,400

Net loss	-	-	-	-	-	-	(232,607)	(232,607)

Balance, June 30, 2005	21,657,000	2,166	280,000	393,600	350,015	(143,200)	(1,618,107)	(1,015,526)

Common stock issued in connection with:

Private placement, net	200,000	20	(200,000)	(240,000)	239,980	-	-	-

Services to be rendered	80,000	8	(80,000)	(153,600)	153,592	-	-	-

Consulting services	50,000	5	-	-	98,495	(98,500)	-	-

Officers' compensation	100,000	10	-	-	196,990	(197,000)	-	-

Legal services	30,000	3	-	-	59,997	(60,000)	-	-

Common stock to be issued in connection with:

Services to be rendered	-	-	30,000	60,000	-	(60,000)	-	-

Amortization of unearned compensation	-	-	-	-	-	361,867	-	361,867

Net loss	-	-	-	-	-	-	(693,609)	(693,609)
-
Balance, June 30, 2006	22,117,000	$2,212	30,000	$60,000	$1,099,069	$(196,833)	$(2,311,716)	$(1,347,268)

The accompanying notes are an integral part of these financial statements

GLOBAL MUSIC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2006 AND 2005 AND FOR THE PERIOD
COMMENCING JULY 1, 2004 (INCEPTION) THROUGH JUNE 30, 2006

			Cumulative From
			July 1, 2004 (Inception)
	Year Ended June 30,		Through
	2006	2005	June 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(693,609)	$(232,607)	$(926,216)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense	47,107	40,247	87,354
Compensation expense pursuant to common stock
issued to founders at time of incorporation	-	2,035	2,035
Consulting expense pursuant to common stock
issued in exchange for services received	361,867	10,400	372,267
Changes in assets and liabilities:
(Increase) decrease in:
Accounts Receivable	(19,935)	-	(19,935)
Prepaid Expenses	(3,321)	(87)	(3,408)
Other Current Assets	(2,600)	-	(2,600)
Increase (decrease) in:
Accounts Payable	18,852	8,489	27,341
Accrued Interest	67,890	85,173	153,063
Accrued Expenses	2,761	3,500	6,261
Net cash used in operating activities	(220,988)	(82,850)	(303,838)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property and Equipment	(10,848)	(21,918)	(32,766)
Net cash used in investing activities	(10,848)	(21,918)	(32,766)
CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from Officer/Director	120,000	-	120,000
Proceeds from Private Placement Offering, net	-	590,146	590,146
Repayments of Note Payable to Officer/Director	-	(368,320)	(368,320)

Net cash provided by financing activities	120,000	221,826	341,826
(Decrease) increase in cash	(111,836)	117,058	5,222
Cash, beginning of period	117,058	-	-
Cash, end of period	$5,222	$117,058	$5,222

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities
Note payable recorded in connection with purchase of
equipment and recognition of dividend to officer / director	$-	$1,500,000	$1,500,000
Unearned Compensation recorded in connection with common
stock issued and to be issued in exchange for services to be
rendered	415,500	153,600	569,100

The accompanying notes are an integral part of these financial statements

GLOBAL MUSIC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2006

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Global Music International, Inc. (A Development Stage Company) (the “Company”), doing business as Independent Music Network and IMNTV, operates a diversified entertainment company which is presently webcasting programming consisting of music videos of unsigned artists and bands from around the world, and providing music video content to third party media providers for cellular broadcast throughout the United States and China.

DEVELOPMENT STAGE COMPANY

The Company was incorporated in the State of Florida on July 1, 2004 (inception). Operations from the Company’s inception through June 30, 2006 were devoted primarily to strategic planning, development of music and video content, raising capital and developing revenue-generating opportunities.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates.

REVENUE RECOGNITION

The Company’s licensing agreements provide for the Company to receive a stated percentage of subscriber revenue after a deduction for carrier charges (“royalties”). For those arrangements where royalties are reasonable determinable, the Company recognizes revenue based on estimates of royalties earned during the applicable period and adjusts for differences between the estimated and actual royalties when they become known. For those arrangements in which royalties are not reasonably determinable, the Company recognizes revenue upon receipt of royalty statements from the licensee.

CASH AND CASH EQUIVALENTS

The Company considers financial instruments with a maturity date of three months or less from the date of purchase to be cash equivalents. The Company had no cash equivalents at June 30, 2006 and 2005.

PROPERTY AND EQUIPMENT

Property and equipment are carried at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to operations as incurred. Expenditures, which substantially increase the useful lives of the related assets, are capitalized.

The Company purchased various assets necessary to webcast it’s programming from the Company’s founder, who is its President/CEO and a director, in exchange for a $1,500,000 promissory note (see Note 4). Prior to the purchase, the assets were assessed for impairment and written down to fair value, which was determined to be $114,500. The fair value was determined based on quoted market prices for similar assets. The difference between the fair value of the assets purchased and the note payable was recorded as a dividend totaling $1,385,500.

GLOBAL MUSIC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (Continued)
JUNE 30, 2006

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

 INCOME TAXES

        The Company recognizes deferred tax liabilities and assets for the expected future consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

STOCK BASED COMPENSATION

For equity issued to acquire goods or services from non-employees, the Company applies Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”, which requires the recognition of expense based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more readily measurable.

NET LOSS PER COMMON SHARE

The Company presents “basic” earnings (loss) per share and, if applicable, “diluted” earnings per share pursuant to the provisions of SFAS No. 128, Earnings per Share. Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period. Diluted earnings per share have not been presented as the Company has not issued any potentially dilutive share equivalents.

RECLASAIFICATION

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 - FAIR VALUE OF FINANCIAL INSTRUMENTS

CONCENTRATIONS OF CREDIT RISK

The Company’s financial instrument that is exposed to a concentration of credit risk is cash. The Company places its cash deposits with a high quality credit institution and such deposits, at times, may exceed federal depository insurance limits.

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

The carrying amount of the Company’s financial instruments approximates their fair value as outlined below:

•	Cash, accounts receivable, accounts payable and accrued expenses - The carrying amounts approximate their fair value because of the short maturity of those instruments.

•
Note payable to officer/director and advance from officer and director - Management has determined that it is not practicable to estimate fair value due to the lack of marketability of these financial instruments.

The Company’s financial instruments are held for other than trading purposes.

GLOBAL MUSIC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (Continued)
JUNE 30, 2006

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2006 and 2005 consisted of the following:

	2006	2005
Computer hardware	$140,266	$129,418
Website	7,000	7,000
	147,266	136,418
Less: Accumulated depreciation	87,354	40,247
	$59,912	$96,171

Depreciation expense totaled $47,107 and $40,247 for the years ended June 30, 2006 and 2005, respectively, and $87,354 for the period from inception (July 1, 2004) through June 30, 2006.

NOTE 4 - RELATED PARTY TRANSACTIONS - OFFICER/DIRECTOR

NOTE PAYABLE

The note payable to officer/director represents amounts due to the Company’s founder, who is also the President/CEO and a director of the Company. The note bears interest at 6%, is due on demand, and is secured by substantially all of the Company’s assets. Interest expense on the note totaled $67,900 and $85,173 for the years ended June 30, 2006 and 2005, respectively, and $153,073 for the period from inception ( July 1, 2004) through June 30, 2006.

ADVANCES FROM OFFICER/DIRECTOR

The President/CEO and director has provided various short-term working capital advances from inception (July 1, 2004) through June 30, 2006. The advances are non-interest bearing and are due upon demand. Amounts due to the officer/director at June 30, 2006 and 2005 for such advances totaled $120,000 and $-0-, respectively.

CONTROL

As of June 30, 2006, the President/CEO and director has been allocated/issued, in the aggregate, 76.5% of the Company’s common stock and, therefore, may have the effective power to elect all members of the board of directors and to control the vote on substantially all other matters, without the approval of other stockholders.

GLOBAL MUSIC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (Continued)
JUNE 30, 2006

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

On October 31, 2004, the Company completed a private placement to 47 investors and issued 1,107,000 shares of common stock at $0.25 per share. The Company received gross proceeds of $276,750 and incurred offering costs of $46,604 in connection with the offering.

On May 23, 2005, the Company completed a private placement to a single investor and issued 200,000 shares of common stock at $.60 per share. The Company received gross proceeds of $120,000 from the offering. The Company incurred no costs related to this offering.

On June 15, 2005, the Company entered into consulting agreements with two service providers. The consulting agreements required the aggregate issuance of 80,000 shares of restricted common stock (“compensatory shares”) at $1.92 per share in exchange for certain services to be performed. The fair value of the shares was determined based on quoted market prices. The Company recognized consulting expense in connection with these agreements totaling $143,200 and $10,400 for the years ended June 30, 2006 and 2005, respectively, and $153,600 for the period from inception ( July 1, 2004 ) through June 30, 2006.

On June 30, 2005, the Company completed a private placement to a single investor and issued 200,000 shares of common stock (‘private placement shares”) at $ 1.20 per share. The Company received gross proceeds from the offering of $240,000. The Company incurred no costs related to this offering.

On January 1, 2006, the Company entered into a consulting agreement with a service provider to issue 50,000 shares of restricted common stock at $1.97 per share for services to be performed for the period January 1, 2006 through June 30, 2006. The shares granted were valued at the estimated fair value of the shares issued. The Company recognized $98,500 of compensation expense for the year ended June 30, 2006 in connection with this agreement.

On January 1, 2006, the Company entered into a contract to issue 100,000 shares of restricted common stock at $1.97 per share to the Company’s Chief Technology Officer for services to be performed during the period from January 1, 2006 to December 31, 2006. The shares granted were valued at the estimated fair value of the shares issued. The Company recognized $98,500 of compensation expense for the year ended June 30, 2006 in connection with this contract.

On March 28, 2006, the Company entered into two contracts to issue an aggregate total of 30,000 share of restricted common stock to two non-employees for services to be rendered for the period from April 1, 2006 through December 31, 2006. The shares granted were valued at the estimated fair value of the services rendered. The Company recognized $20,000 of compensation expense for the year ended June 30, 2006 in connection with these contracts.

COMMON STOCK TO BE ISSUED

On June 20, 2006, the Company entered into a consulting agreement with a service provider to issue 30,000 shares of restricted common stock at $2.00 per share. The shares granted were valued at the estimated fair value of the shares issued. The Company recognized $1,667 compensation expense for the year ended June 30, 2006 in connection with the agreement.

GLOBAL MUSIC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (Continued)
JUNE 30, 2006

NOTE 6 - INCOME TAXES

The provision for income taxes consists of current minimum state income taxes of $250 for the years ended June 30, 2006 and 2005 and $500 for the period from inception (July 1, 2004) through June 30, 2006.

Expected tax expense based on the federal statutory rate is reconciled with the actual tax expense for the period from inception (July 1, 2004) through June 30, 2006 as follows:

Statutory federal income tax	(34%)
Other	5
Valuation allowance on net deferred tax assets	29
-%

The components of the net deferred tax asset (liability) at June 30, 2006 and 2005 are as follows:

	2006	2005
Net operating losses	$221,000	$94,000
Stock compensation	74,000	49,000
Accrued interest	52,000	29,000
Property and equipment, net	4,000	3,000
Valuation allowance	(351,000)	(175,000)
	$-	$-

At June 30, 2006, the Company has net operating loss carry-forwards for federal and state income tax purposes of approximately $541,000 and 500,000, respectively, which will expire through 2026. The Company evaluates a variety of factors in determining the amount of the deferred asset including earnings history. The Company has recorded a valuation allowance of $351,000 as of June 30, 2006 as the Company cannot determine that realization, of any of its net deferred tax asset is more likely than not.

NOTE 7 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As shown in the accompanying financial statements, the Company has a working capital deficiency of $1,407,180 as of June 30, 2006, has earned minimal revenues, and has incurred a net loss from its inception (July 1, 2004) through June 30, 2006 totaling $926,216. In addition, the note payable to officer/director is due on demand. If the officer/director were to call the note, the Company would be unable to meet the obligation. Further, no assurance can be given that the Company will maintain its cost structure as presently contemplated, raise additional capital on satisfactory terms, or that the distribution agreements described more fully in Note 8 will generate sufficient revenue to sustain operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company intends to improve the content and quality of its programming, expand the size and number of markets in which the programming content is available, enter into agreements with wireless telecommunication companies on a subscription basis and, if needed, raise additional capital sufficient to continue operations. As described more fully in Note 8, the Company has entered into four agreements for the distribution of its steaming media content.

GLOBAL MUSIC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (Continued)
JUNE 30, 2006

NOTE 8 - AGREEMENTS

Effective July 13, 2005, the Company and MobileVision Communications Ltd., of Beijing, China, (“MobileVision”) have entered into a Content License Agreement for an initial period of twelve months to commence on the date that the Company’s content, which includes text images, video and other material, is made available to consumers for purchase. The agreement can be extended for additional one year periods upon mutual agreement. MobileVision launched the Company’s music video programming on China Unicom’s mobile phone network on August 1, 2005. The streaming media service by MobileVision is initially offered as a pilot commercial program and the Company agreed to participate by providing the content to MobileVision without charge during this period. The agreement states that MobileVision intends to charge for the streaming service on October 1, 2005.

In September 2005, the Company entered into a contract with RealNetworks, Inc. (“Real”) to provide music video content to be aired on Real’s Rhapsody Radio and distributed to cellular phones via a separate agreement between Real and Sprint. The agreement calls for the Company to receive a stated percentage of subscriber revenue after a deduction for carrier charges. The agreement can be extended for one year periods upon mutual agreement. The Company has recognized revenue totaling $54,732 for the year ended June 30, 2006, related to this agreement.

In December 2005, the Company entered into a Content License Agreement with Omnistar Technologies Ltd. (“Omnistar”). Pursuant to the agreement, Omnistar, since acquired by FoneNet, a leading service provider in China, agreed to distribute the Company’s music video programming in China, South Korea, Singapore, Taiwan, Hong Kong and Macao. In addition, Omnistar will handle all streaming and encoding of the Company’s content, as well as track, receive and distribute payments to the Company on a monthly basis. On February 15, 2006, Omnistar launched IMNTV music video content on a pay per download service on Dragon Mobile, a subsidiary of Shanghai Media Group. Through June 30, 2006, no revenue has been received under this contract.

In December 2005, the Company entered into a non-exclusive Content License Agreement with Moli Entertainment Ltd., (“Moli”). Pursuant to the agreement, Moli, a leading service provider in China, has agreed to distribute the Company’s music video programming in China and Japan. This will greatly enrich Moli’s content library and offer Chinese Internet users a greater variety of international music. In addition, Moli will handle all streaming and encoding of the Company’s content, as well as track, receive and distribute payments to the Company on a monthly basis. Through June 30, 2006, no revenue has been received under this contract.

NOTE 9 - OPERATING LEASES

On November 1, 2005, the Company entered into an operating lease for the rental of the Company’s office space. The lease runs for 12 months at $1,000 per month. Rent expense incurred under the operating lease totaled $8,000 for the year ended June 30, 2006 and for the period from inception (July 1, 2004) through June 30, 2006.

GLOBAL MUSIC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (Continued)
JUNE 30, 2006

NOTE 10 - SUBSEQUENT EVENTS

On July 7, 2006, the Company has entered into a Partnership Agreement with China Unicom Newspace, Ltd. for joint development of China Unicom’s wireless music services and broadcast of its music video content throughout China Unicom’s cellular network. China Unicom Newspace, Ltd. is a wholly owned subsidiary of China Unicom. In connection with this Partnership Agreement, the Company has also entered into an agreement with YueHai Communications Information Technology, Ltd. (“YueHai”). YueHai is a service provider and has agreed to license the Company’s content for delivery on China Unicom’s mobile network in cooperation with China Unicom Newspace. A final part of the arrangement between the Company, YueHai Communications and China Unicom Newspace is a Service Agreement between Newspace and YueHai which details the revenue sharing arrangement between the parties.