Form 10QSB
period 2006-09-30
Global Music International, Inc.
filed 2006-11-01
CIK 1308841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: September 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of October 31, 2006, there were 22,147,000 shares of our common stock outstanding.

Transitional Small Business Disclosure Format. YES [ ] NO [X]

PART 1.	FINANCIAL INFORMATION
Item 1.	Financial Statements

GLOBAL MUSIC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

ASSETS

	September 30, 2006
ASSETS	(unaudited)	June 30, 2006
Cash	$1,460	$5,222
Accounts Receivable	-	19,935
Prepaid Expenses	-	3,408
Other Current Assets	2,600	2,600
Total Current Assets	4,060	31,165

Property and Equipment, net	56,989	59,912
TOTAL ASSETS	$61,049	$91,077
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES
Accounts Payable	$47,136	$27,341
Accrued Interest	170,178	153,063
Accrued Expenses	15,025	6,261
Advance from Officer / Director	161,000	120,000
Note Payable to Officer / Director	1,131,680	1,131,680
Total Current Liabilities	1,525,019	1,438,345

STOCKHOLDERS' DEFICIENCY
Common Stock, $.0001 par value,
40,000,000 shares authorized, 22,147,000
and 22,117,000 shares issued and outstanding	2,215	2,212
Common Stock To Be Issued	-	60,000
Additional Paid-In Capital	1,159,066	1,099,069
Unearned Compensation	(112,583)	(196,833)
Deficit Accumulated During the Development Stage	(2,512,668)	(2,311,716)
Total Stockholders' Deficiency	(1,463,970)	(1,347,268)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$61,049	$91,077

The accompanying notes are an integral part of these condensed financial statements

GLOBAL MUSIC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

			Cumulative From Inception
	Three Month Periods Ended		(July 1, 2004) To
	September 30, 2006	September 30, 2005	September 30, 2006

Revenues	$-	$-	$54,732

Expenses
Consulting and Professional Fees Expense	83,750	81,900	545,741
General and Administrative Expenses	87,815	39,364	365,845
Interest Expense	17,115	17,115	170,188
Depreciation Expense	12,272	11,539	99,626
	200,952	149,918	1,181,400

Loss Before Provision For Income Taxes	(200,952)	(149,918)	(1,126,668)
Provision For Income Taxes	-	-	500
Net Loss	$(200,952)	$(149,918)	$(1,127,168)

Basic Net Loss Per Common Share	$(0.01)	(0.01)

Weighted Average Common Shares Outstanding	22,118,233	21,937,000

The accompanying notes are an integral part of these condensed financial statements

GLOBAL MUSIC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
CUMULATIVE FROM INCEPTION (JULY 1, 2004) TO SEPTEMBER 30, 2006 (UNAUDITED)

					Deficit Accumulated	Total
	Common Stock		Additional	Unearned	During the	Stockholders'
	Shares	Value	Paid-in Capital	Compensation	Development Stage	Deficiency

Common Stock
Issued in connection with:

Incorporation (July 1, 2004)	20,350,000	$2,035	$-	$-	$-	$2,035

Private placements	1,507,000	151	589,995	-	-	590,146

Consulting Services & Officers' Compensation	290,000	29	569,071	(569,100)	-	-

Amortization of Unearned Compensation	-	-	-	456,517	-	456,517

Dividend	-	-	-	-	(1,385,500)	(1,385,500)

Net loss	-	-	-	-	(1,127,168)	(1,127,168)

Balance, September 30, 2006	22,147,000	$2,215	$1,159,066	$(112,583)	$(2,512,668)	$(1,463,970)

The accompanying notes are an integral part of these condensed financial statements

GLOBAL MUSIC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

			Cumulative From
			Inception (July 1, 2004)
	Three Month Period Ended		To
	September 30, 2006	September 30, 2005	September 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(200,952)	$(149,918)	$(1,127,168)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation expense	12,272	11,539	99,626
Compensation expense pursuant to common stock
issued to founders at time of incorporation	-	-	2,035
Consulting expense pursuant to common stock
issued in exchange for services received	84,250	62,400	456,517
Changes in assets and liabilities:
(Increase) decrease in:
Accounts Receivable	19,935	-	-
Prepaid Expenses	3,408	87	-
Other Current Assets	-	(5,000)	(2,600)
Increase (decrease) in:
Accounts Payable	19,795	(8,489)	47,136
Accrued Interest	17,115	17,055	170,178
Accrued Expenses	8,764	23,180	15,025

Net cash used in operating activities	(35,413)	(49,146)	(339,251)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property and Equipment	(9,349)	(3,074)	(42,115)
Net cash used in investing activities	(9,349)	(3,074)	(42,115)
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from Officer / Director	41,000	-	161,000
Proceeds from Private Placement Offering, net	-	-	590,146
Repayments of Note Payable to Officer / Director	-	-	(368,320)

Net cash provided by financing activities	41,000	-	382,826
(Decrease) increase in cash	(3,762)	(52,220)	1,460
Cash, beginning of period	5,222	117,058	-
Cash, end of period	$1,460	$64,838	$1,460

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities
Note payable recorded in connection with purchase of
equipment and recognition of dividend to officer / director	$-	$-	$1,500,000
Unearned Compensation recorded in connection with common
stock issued in exchange for services to be rendered	-	-	569,100

The accompanying notes are an integral part of these condensed financial statements

GLOBAL MUSIC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission ( the “SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. In the Company’s opinion, the unaudited interim financial statements and accompanying notes reflect all adjustments, consisting of normal and recurring adjustments that are necessary for a fair presentation of its financial position and operating results for the interim periods ended September 30, 2006 and 2005 and cumulative from inception (July 1, 2004) to September 30, 2006.

The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. This Form 10-QSB should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-KSB as of June 30, 2006 and for the period commencing from inception (July 1, 2004) through June 30, 2006.

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

DEVELOPMENT STAGE COMPANY

The Company was incorporated in the State of Florida on July 1, 2004 (inception). Operations from the Company’s inception through September 30, 2006 were devoted primarily to strategic planning, development of music and video content, raising capital and developing revenue-generating opportunities.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates.

REVENUE RECOGNITION

The Company’s licensing agreements provide for the Company to receive a stated percentage of subscriber revenue after a deduction for carrier charges (“royalties”). For those arrangements where royalties are determinable, the Company recognizes revenue based on estimates of royalties earned during the applicable period and adjusts for differences between the estimated and actual royalties when they become known. For those arrangements in which royalties are not determinable, the Company recognizes revenue upon receipt of royalty statements from the licensee.

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

        RECENT ACCOUNTING PRONOUNCEMENTS

There were no recent accounting pronouncements issued during the three month period ended September 30, 2006 that are anticipated to have a significant impact on the Company.

NOTE 3 - CONTROL

As of September 30, 2006, the President/CEO and director has been issued, in the aggregate, 76.4% of the Company’s common stock and, therefore, may have the effective power to elect all members of the board of directors and to control the vote on substantially all other matters, without the approval of other stockholders.

NOTE 4 - UNEARNED COMPENSATION

The Company has entered into contracts to issue 290,000 shares of restricted common stock to four nonemployees and the Company’s Chief Technology Officer for future services to be rendered. The shares granted were valued at the estimated fair value of the services rendered or the estimated value of the shares issued, whichever was more reliable. The Company recorded $569,100 of unearned compensation in connection with these contracts The Company amortized $84,250 of unearned compensation for the three month period ended September 30, 2006. Cumulative amortization of unearned compensation totaled $456,517 at September 30, 2006.

NOTE 5 - ADVANCES FROM OFFICER / DIRECTOR

The President/CEO and director has provided various short-term working capital advances from inception (July 1, 2004) through September 30, 2006. The advances are non-interest bearing and are due upon demand. Amounts due to the officer/director at September 30, 2006 for such advances totaled $161,000. During the three month period ended September 30, 2006 the amount of officer/director advances totaled $41,000.

GLOBAL MUSIC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

NOTE 6 - OPERATING LEASES

On November 1, 2005, the Company entered into an operating lease for the rental of the Company’s office space. The lease runs for 12 months at $1,000 per month. Rent expense incurred under the operating lease totaled $3,105 for the three months ended September 30, 2006 and $11,105 for the period from inception (July 1, 2004) through September 30, 2006.

On July 1, 2006, the Company entered into an operating lease for the rental of office space in China. The lease runs for 12 months at $625 per month. Rent expense incurred under the operating lease totaled $1,875 for the three months ended September 30, 2006 and for the period from inception (July 1, 2004) through September 30, 2006.

NOTE 7 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As shown in the accompanying financial statements, the Company has a working capital deficiency of $1,520,959 as of September 30, 2006, has earned minimal revenues, and has incurred a net loss from its inception (July 1, 2004) through September 30, 2006 totaling $1,127,168. In addition, the note payable to officer/director is due on demand. If the officer/director were to call the note, the Company would be unable to meet the obligation. Further, no assurance can be given that the Company will maintain its cost structure as presently contemplated, raise additional capital on satisfactory terms, or that the distribution agreements that the Company has entered into will generate sufficient revenue to sustain operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company intends to improve the content and quality of its programming, expand the size and number of markets in which the programming content is available, enter into agreements with wireless telecommunication companies on a subscription basis and, if needed, raise additional capital sufficient to continue operations.

Item 2.  Management's Discussion and Analysis or Plan of Operation

The following discussion of our financial condition and results of our operations should be read in conjunction with the financial statements and notes thereto. This report is for the quarter ended September 30, 2006. This document contains certain forward-looking statements including, among others, anticipated trends in our financial condition and results of operations and our business strategy. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) changes in external factors or in our internal budgeting process which might impact trends in our results of operations; (ii) unanticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the industries in which we operate; and (iv) various competitive market factors that may prevent us from competing successfully in the marketplace.

Our Business

Global Music International, Inc., (the “Company” or “Global”) a Florida corporation doing business as Independent Music Network, was formed on July 1, 2004 for the purpose of operating in certain segments of the entertainment industry which webcast programming content, consisting of music videos of unsigned artists and bands from around the world, over our web site at IMNTV.com.

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

On December 1, 2005, the Company entered into a Content License Agreement with Omnistar Technologies Ltd. (“Omnistar”). Pursuant to the agreement, Omnistar, since acquired by FoneNet, a service provider in China, agreed to distribute the Company’s music video programming in China, South Korea, Singapore, Taiwan, Hong Kong and Macao. In addition, Omnistar will handle all streaming and encoding of the Company’s content, as well as track, receive and distribute payments to the Company on a monthly basis. Omnistar has informed the Company that on February 15, 2006, it has launched IMNTV music video content on a pay per download service on Dragon Mobile, a subsidiary of Shanghai Media Group.

On December 1, 2005, the Company entered into a non-exclusive Content License Agreement with Moli Entertainment Ltd., (“Moli”). Pursuant to the agreement, Moli, a service provider in China, has agreed to distribute the Company’s music video programming in China and Japan. This will greatly enrich Moli’s content library and offer Chinese Internet users a greater variety of international music. In addition, Moli will handle all streaming and encoding of Global’s content, as well as track, receive and distribute payments to the Company on a monthly basis.

On May 11, 2006, the Company signed a Partnership Agreement with China Unicom Newspace, Ltd. for joint development of China Unicom’s wireless music services and broadcast of its music video content throughout China Unicom’s cellular network. This will enable wireless digital music consumption, take advantage of the “anytime, anywhere” nature of the mobile network and help create a large new market for the benefit of consumers and the music industry. China Unicom Newspace, Ltd. is a wholly owned subsidiary of China Unicom and is responsible for the operation of China Unicom’s Wireless Music services and market activities. China Unicom currently has over 135 million mobile subscribers and is ranked the third largest mobile carrier worldwide. The mobile digital music platform developed by China Unicom for both GSM and CDMA networks can support a variety of music services such as ring tone download, ring back tones, IVR, song dedications and on-demand music video. As part of this Partnership Agreement, the Company has also entered into an agreement with YueHai Communications Information Technology, Ltd. (“YueHai”). YueHai is a service provider and has agreed to license our content for delivery on China Unicom’s mobile network in cooperation with China Unicom Newspace. A final part of the arrangement between the Company, YueHai Communications and China Unicom Newspace is a Service Agreement between Newspace and YueHai. The resulting total revenue split is China Unicom (35%), China Unicom Newspace (32.5%), the Company (26%) and YueHai Communications (6.5%).

We are currently in negotiations with a major label for its music video and other content for both China and the U.S. under the IMNTV™ brand.

Results of Operations for Period Ended September 30, 2006

Since the Company was formed on July 1, 2004, it has earned revenues of $54,732 and incurred a net loss since its inception of $1,127,168. Operations from the Company’s inception through September 30, 2006 were devoted primarily to strategic planning, raising capital, developing revenue-generating opportunities and seeking to develop strategic relationships.

During the three month period ended September 30, 2006, we earned no revenues and incurred operating expenses in the amount of $200,952. These operating expenses included interest expense totaling $17,115 that was accrued on the note payable to officer/director, $12,272 of depreciation expense on the equipment necessary to webcast the Company’s programming, and $83,750 of consulting fees in connection with hardware and software development and maintenance and sales and managerial expertise in developing the Chinese market. The remaining expenses relate primarily to professional fees in connection with our corporate and Securities and Exchange Commission filings; and other office and general expenses.

Liquidity and Capital Resources

To date, we have financed our operations from the proceeds of the sale of common stock offered pursuant to our private placements. We raised a total of $590,146 pursuant to Rule 504 of Regulation D of the Securities Act of 1933, as amended.

The Company purchased various assets necessary to webcast it’s programming from the Company’s founder, who is its President/CEO and a director, in exchange for a $1,500,000 promissory note. Accrued interest on the note payable totaled $170,178 and $153,063 at September 30, 2006 and June 30, 2006, respectively. Prior to purchase, the assets were assessed for impairment and written down to fair value, which was determined to be $114,500. The fair value was determined by quoted market prices for similar assets. The difference between the fair value of the assets purchased and the note payable was recorded as a dividend totaling $1,385,500.

Item 3. Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Under the supervision, and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures were effective such that the material information required to be filed in our SEC reports is recorded, processed, summarized and reported within the required time periods specified in the SEC rules and forms. This conclusion was based on the fact that the business operations to date have been limited and the Principal Executive Officer and Principal Financial Officer have had complete access to all records and financial information and have availed themselves of such access to ensure full disclosure. As the Company business expands, a more definitive plan relating to maintaining effective disclosure controls will be implemented. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Potential investors should be aware that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any system of controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this Quarterly Report, neither the Company nor any of our officers or directors are involved in any litigation either as plaintiffs or defendants. As of this date, there is no threatened or pending litigation against us or any of our officers or directors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2006, there were no unregistered sales of securities.

Item 3. Defaults Upon Senior Securities

During the three months ended September 30, 2006, we were not in default on any of our indebtedness.

Item 4. Submission of Matters to a Vote of Security Holders

During the three months ended September 30, 2006, we did not submit any matters to a vote of our security holders.

Item 5. Other Information.

None

Item 6. Exhibits

(a) Index to Exhibits

Exhibit No. Description of Exhibit

31	Certification of Chief Executive/Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32	Certification of Chief Executive/Financial Officer pursuant to Section 906

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Music International, Inc.

Date: November 1, 2006            /s/ Corinne Fallacaro
---------------------------------------
Corinne Fallacaro
Chief Executive Officer, Principal Financial
and Accounting Officer and Director

Date: November 1, 2006            /s/ Christopher Mauritz
--------------------------------------
Christopher Mauritz
Vice President, Chief Technology Officer,
Secretary and Director