Form 10-Q
period 2006-12-31
Global Music International, Inc.
filed 2007-02-05
CIK 1308841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: December 31, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of February 2, 2007, there were 22,147,000 shares of our common stock outstanding.

Transitional Small Business Disclosure Format. YES [ ] NO [X]

INDEX
\

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

GLOBAL MUSIC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

ASSETS

	December 31, 2006
	(unaudited)	June 30, 2006
Cash	$28,619	$5,222
Accounts Receivable	25,000	19,935
Prepaid Expenses	50,000	3,408
Other Current Assets	2,600	2,600
Total Current Assets	106,219	31,165

Property and Equipment, net	43,548	59,912
TOTAL ASSETS	$149,767	$91,077
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES
Accounts Payable	$22,700	$27,341
Accrued Interest	187,292	153,063
Accrued Expenses	6,011	6,261
Advance from Officer / Director	386,000	120,000
Note Payable to Officer / Director	1,131,680	1,131,680
Total Current Liabilities	1,733,683	1,438,345

STOCKHOLDERS' DEFICIENCY
Common Stock, $.0001 par value,
40,000,000 shares authorized, 22,147,000
and 22,117,000 shares issued and outstanding	2,215	2,212
Common Stock To Be Issued	-	60,000
Additional Paid-In Capital	1,159,066	1,099,069
Unearned Compensation	(28,333)	(196,833)
Deficit Accumulated During the Development Stage	(2,716,864)	(2,311,716)
Total Stockholders' Deficiency	(1,583,916)	(1,347,268)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$149,767	$91,077

The accompanying notes are an integral part of these condensed financial statements

GLOBAL MUSIC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

					Cumulative From Inception
	Three Month Period Ended		Six Month Period Ended		(July 1, 2004) To
	December 31, 2006	December 31, 2005	December 31, 2006	December 31, 2005	December 31, 2006

Revenues	$50,794	$-	$50,794	$-	$105,526

Operating expenses
Consulting and Professional Fees Expense	103,250	76,824	187,000	158,724	648,991
General and Administrative Expenses	71,186	39,942	159,000	79,306	437,030
License Fees	50,000	-	50,000	-	50,000
Interest Expense	17,114	17,115	34,229	34,230	187,302
Depreciation Expense	13,441	11,539	25,713	23,078	113,067
	254,991	145,420	455,942	295,338	1,436,390

Loss Before Provision For Income Taxes	(204,197)	(145,420)	(405,148)	(295,338)	(1,330,864)
Provision For Income Taxes	-	-	-	-	500
Net Loss	$(204,197)	$(145,420)	$(405,148)	$(295,338)	$(1,331,364)

Basic Net Loss Per Common Share	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted Average Common Shares Outstanding	22,147,000	21,937,000	22,147,000	21,937,000

The accompanying notes are an integral part of these condensed financial statements

GLOBAL MUSIC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
CUMULATIVE FROM INCEPTION (JULY 1, 2004) TO DECEMBER 31, 2006 (UNAUDITED)

					Deficit Accumulated	Total
	Common Stock		Additional	Unearned	During the	Stockholders'
	Shares	Value	Paid-in Capital	Compensation	Development Stage	Deficiency

Common Stock
Issued in connection with:

Incorporation (July 1, 2004)	20,350,000	$2,035	$-	$-	$-	$2,035

Private placements	1,507,000	151	589,995	-	-	590,146

Consulting Services & Officers' Compensation	290,000	29	569,071	(569,100)	-	-

Amortization of Unearned Compensation	-	-	-	540,767	-	540,767

Dividend	-	-	-	-	(1,385,500)	(1,385,500)

Net loss	-	-	-	-	(1,331,364)	(1,331,364)

Balance, December 31, 2006	22,147,000	$2,215	$1,159,066	$(28,333)	$(2,716,864)	$(1,583,916)

The accompanying notes are an integral part of these condensed financial statements

GLOBAL MUSIC INTERNATIONAL, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

			Cumulative From
			Inception (July 1, 2004)
	Six Month Periods Ended		To
	December 31, 2006	December 31, 2005	December 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(405,148)	$(295,338)	$(1,331,364)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense	25,713	23,078	113,067
Compensation expense pursuant to common stock
issued to founders at time of incorporation	-	-	2,035
Consulting expense pursuant to common stock
issued in exchange for services received	168,500	116,800	540,767
Changes in assets and liabilities:
(Increase) decrease in:
Accounts Receivable	(5,065)	-	(25,000)
Prepaid Expenses	(46,592)	87	(50,000)
Other Current Assets	-	(7,000)	(2,600)
Increase (decrease) in:
Accounts Payable	(4,641)	14,633	22,700
Accrued Interest	34,229	34,230	187,292
Accrued Expenses	(250)	6,500	6,011

Net cash used in operating activities	(233,254)	(107,010)	(537,092)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property and Equipment	(9,349)	(3,074)	(42,115)
Net cash used in investing activities	(9,349)	(3,074)	(42,115)
CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from Officer/Director	266,000	50,000	386,000
Proceeds from Private Placement Offering, net	-	-	590,146
Repayments of Note Payable to Officer/Director	-	-	(368,320)

Net cash provided by financing activities	266,000	50,000	607,826
Increase (decrease) in cash	23,397	(60,084)	28,619
Cash, beginning of period	5,222	117,058	-
Cash, end of period	$28,619	$56,974	$28,619

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities
Note payable recorded in connection with purchase of
equipment and recognition of dividend to officer / director	$-	$-	$1,500,000
Unearned Compensation issued in connection with common
stock issued in exchange for services to be rendered	$-	$-	$569,100

The accompanying notes are an integral part of these condensed financial statements

GLOBAL MUSIC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission ( the “SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. In the Company’s opinion, the unaudited interim financial statements and accompanying notes reflect all adjustments, consisting of normal and recurring adjustments that are necessary for a fair presentation of its financial position and operating results as of and for the interim periods ended December 31, 2006 and 2005 and cumulative from inception (July 1, 2004) to December 31, 2006.

The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. This Form 10-QSB should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-KSB as of and for the year ended June 30, 2006 and for the period commencing from inception (July 1, 2004) through June 30, 2006.

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

DEVELOPMENT STAGE COMPANY

The Company was incorporated in the State of Florida on July 1, 2004 (inception). Operations from the Company’s inception through December 31, 2006 have been devoted primarily to strategic planning, development of music and video content, raising capital and developing revenue-generating opportunities.

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

RECENT ACCOUNTING PRONOUNCEMENTS

There were no recent accounting pronouncements issued during the six month period ended December 31, 2006 that are anticipated to have a significant impact on the Company.

NOTE 3 - CONTROL

As of December 31, 2006, the President/CEO and director has been issued, in the aggregate, 76.4% of the Company’s common stock and, therefore, may have the effective power to elect all members of the board of directors and to control the vote on substantially all other matters, without the approval of other stockholders.

NOTE 4 - UNEARNED COMPENSATION

The Company has issued 290,000 shares of restricted common stock to four nonemployees and the Company’s Chief Technology Officer for future services to be rendered. The shares granted were valued at the estimated fair value of the services rendered or the estimated value of the shares issued, whichever was more reliable. The Company recorded $569,100 of unearned compensation in connection with these contracts. The Company amortized $84,250 of unearned compensation for the three month period ended December 31, 2006 and $168,500 for the six month period ended December 31, 2006. Cumulative amortization of unearned compensation totaled $540,767 through December 31, 2006.

NOTE 5 - ADVANCES FROM OFFICER / DIRECTOR

The President/CEO and director has provided various short-term working capital advances from inception (July 1, 2004) through December 31, 2006. The advances are non-interest bearing and are due upon demand. Amounts due to the officer/director at December 31, 2006 for such advances totaled $386,000. During the six month period ended December 31, 2006 the amount of officer/director advances totaled $266,000.

GLOBAL MUSIC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

NOTE 6 - OPERATING LEASES

On November 1, 2005, the Company entered into an operating lease for the rental of the Company’s office space. The lease runs for 12 months at $1,035 per month. On November 1, 2006 the lease was extended for one year at $1,135 per month. Rent expense incurred under the operating lease totaled $3,305 for the three months ended December 31, 2006 and $6,410 for the six months ended December 31, 2006 and $14,690 for the period from inception (July 1, 2004) through December 31, 2006.

On July 15, 2006, the Company entered into an operating lease for the rental of office space in China. The lease runs for 12 months at $1,875 per month. Rent expense incurred under the operating lease totaled $5,625 for the three months ended December 31, 2006 and $10,320 for the six months ended December 31, 2006 and for the period from inception (July 1, 2004) through December 31, 2006.

NOTE 7 - AGREEMENTS

On October 26, 2006 the Company entered into a Music Video and Exhibition Agreement (the “Agreement”) with a major international music company that will provide music content to the Company for distribution through its operating contracts already in place in both the United States (“U.S.”) and China. Access to the music content is dependent on the Company demonstrating specific technical and security capabilities. The Agreement is for a one year period and required a $50,000 non-refundable advance in connection with the China portion of the agreement, and a $50,000 refundable advance for the U.S. portion of the agreement, both of which were paid during the three months ended December 31, 2006. Since the advance in connection with the U.S. portion of the Agreement is refundable, it has been reflected as a prepaid expense as of December 31, 2006. The Agreement also requires that, upon meeting specific conditions, a content preparation and delivery fee and a minimum monthly service fee will be payable for the remaining term of the Agreement for both the U.S. and China.

NOTE 8 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As shown in the accompanying financial statements, the Company has a working capital deficiency of $1,627,464 as of December 31, 2006, has earned minimal revenues, and has incurred a net loss from its inception (July 1, 2004) through December 31, 2006 totaling $1,331,364. In addition, the note payable to officer/director is due on demand. If the officer/director were to call the note, the Company would be unable to meet the obligation. Further, no assurance can be given that the Company will maintain its cost structure as presently contemplated, raise additional capital on satisfactory terms, or that the distribution agreements that the Company has entered into will generate sufficient revenue to sustain operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company intends to improve the content and quality of its programming, expand the size and number of markets in which the programming content is available, enter into agreements with wireless telecommunication companies on a subscription basis and, if needed, raise additional capital sufficient to continue operations.

Item 2.  Management's Discussion and Analysis or Plan of Operation

The following discussion of our financial condition and results of our operations should be read in conjunction with the financial statements and notes thereto as of and for the three and six months ended December 31, 2006. This document contains certain forward-looking statements including, among others, anticipated trends in our financial condition and results of operations and our business strategy. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) changes in external factors or in our internal budgeting process which might impact trends in our results of operations; (ii) unanticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the industries in which we operate; and (iv) various competitive market factors that may prevent us from competing successfully in the marketplace.

Our Business

Global Music International, Inc. (the “Company” or “Global”), a Florida corporation doing business as Independent Music Network, was formed on July 1, 2004 for the purpose of operating in certain segments of the entertainment industry which webcast programming content, consisting of music videos of unsigned artists and bands from around the world, over our web site at IMNTV.com.

Plan of Operation

Our plan of operation for the next twelve months will be the continued operation of our web site for the purpose of airing music videos submitted by independent artists and bands from around the world and a major international music company. After the videos are screened for acceptable broadcast content, and they are professionally packaged and edited, they are webcast on IMNTV.com. We also plan during this twelve month period to continue to negotiate with platform providers and telecommunication companies to reach agreements to air our music video content. We have entered into an agreement with RealNetworks to act as a platform provider and marketing partner for our music video content on a non-exclusive basis for the U.S. and Canada. On September 19, 2005, Sprint and RealNetworks issued a joint press release announcing the launch of Rhapsody Radio which is available nationwide to provide Sprint customers a music package which includes music videos from the Company’s IMNTV™ programming. The Company has generated revenues pursuant to this arrangement; however, there can be no assurances that the Company will generate sufficient revenue to be profitable in its business operations. There have been no additional revenues from other license content agreements described herein.

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

On October 26, 2006 the Company entered into a Music Video and Exhibition Agreement (the “Agreement”) with a major international music company that will provide music content to the Company for distribution through its operating contracts already in place in both the United States (“U.S.”) and China. Access to the music content is dependent on the Company demonstrating specific technical and security capabilities. The Agreement is for a one year period and required a $50,000 non-refundable advance in connection with the China portion of the agreement, and a $50,000 refundable advance for the U.S. portion of the agreement, both of which were paid during the three months ended December 31, 2006. Since the advance in connection with the U.S. portion of the Agreement is refundable, it has been reflected as a prepaid expense as of December 31, 2006. The Agreement also requires that, upon meeting specific conditions, a content preparation and delivery fee and a minimum monthly service fee will be payable for the remaining term of the Agreement for both the U.S. and China.

Results of Operations for Period Ended December 31, 2006

Since the Company was formed on July 1, 2004, it has earned revenues of $105,526 and incurred a net loss since its inception of $1,331,364. Operations from the Company’s inception through December 31, 2006 have been devoted primarily to strategic planning, raising capital, developing revenue-generating opportunities and seeking to develop strategic relationships.

During the three month period ended December 31, 2006, we earned revenues of $50,794 and incurred operating expenses in the amount of $254,991. These operating expenses included interest expense totaling $17,114 that was accrued on the note payable to officer/director, $13,441 of depreciation expense on the equipment necessary to webcast the Company’s programming, and $103,250 of consulting fees in connection with hardware and software development and maintenance and sales and managerial expertise in developing the Chinese market. In addition the Company paid a $50,000 non-refundable license fee to secure a contract with a major music content provider. The remaining expenses relate primarily to professional fees incurred in connection with our corporate and Securities and Exchange Commission filings and other office and general expenses.

Liquidity and Capital Resources

To date, we have financed our operations from the proceeds of the sale of common stock offered pursuant to our private placements. We raised a total of $590,146 pursuant to Rule 504 of Regulation D of the Securities Act of 1933, as amended. Also, the President/CEO and director has provided various short-term working capital advances from inception (July 1, 2004) through December 31, 2006. The advances are non-interest bearing and are due upon demand. Amounts due to the officer/director at December 31, 2006 for such advances totaled $386,000. During the six month period ended December 31, 2006 the amount of officer/director advances totaled $266,000.

The Company purchased various assets necessary to webcast it’s programming from the Company’s founder, who is its President/CEO and a director, in exchange for a $1,500,000 promissory note. Accrued interest on the note payable totaled $187,292 and $153,063 at December 31, 2006 and June 30, 2006, respectively. Prior to purchase, the assets were assessed for impairment and written down to fair value, which was determined to be $114,500. The fair value was determined by quoted market prices for similar assets. The difference between the fair value of the assets purchased and the note payable was recorded as a dividend totaling $1,385,500.

Item 3. Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Under the supervision, and with the participation of our management, including the Principal Executive Officer/Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer/Principal Financial Officer have concluded that these disclosure controls and procedures were effective such that the material information required to be filed in our SEC reports is recorded, processed, summarized and reported within the required time periods specified in the SEC rules and forms. This conclusion was based on the fact that the business operations to date have been limited and the Principal Executive Officer/Principal Financial Officer have had complete access to all records and financial information and have availed themselves of such access to ensure full disclosure. As the Company business expands, a more definitive plan relating to maintaining effective disclosure controls will be implemented. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Potential investors should be aware that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any system of controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended December 31, 2006, there were no unregistered sales of securities.

Item 3. Defaults Upon Senior Securities

During the three months ended December 31, 2006, we were not in default on any of our indebtedness.

Item 4. Submission of Matters to a Vote of Security Holders

During the three months ended December 31, 2006, we did not submit any matters to a vote of our security holders.

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

Global Music International, Inc.

Date: February 2, 2007	By:	/s/ Corinne Fallacaro

Chief Executive Officer, Principal Financial and Accounting Officer and Director

Global Music International, Inc.

Date: February 2, 2007	By:	/s/ Christopher Mauritz

Vice President, Chief Technology Officer, Secretary and Director