Form 10QSB
period 2007-03-31
Global Music International, Inc.
filed 2007-05-15
CIK 1308841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
            For the quarterly period ended: March 31, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 14, 2007, there were 22,184,500 shares of our common stock outstanding.

Transitional Small Business Disclosure Format. YES [ ] NO [X]

INDEX

Page No.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Condensed Balance Sheet, March 31, 2007 (unaudited) and June 30, 2006 (audited)	3

Condensed Statements of Operations, for the three and nine month periods ended
March 31, 2007 and 2006 and Cumulative from Inception (July 1, 2004) to
March 31, 2007 (unaudited)	4

Condensed Statement of Changes in Stockholders’ Deficiency, Cumulative from
Inception (July 1, 2004) to March 31, 2007 (unaudited)	5

Condensed Statements of Cash Flows, for the nine month periods ended
March 31, 2007 and 2006 and Cumulative from Inception (July 1, 2004) to
March 31, 2007 (unaudited)	6

Notes to Condensed Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis or Plan of Operation	12

Item 3. Controls and Procedures	12

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3. Defaults Upon Senior Securities	13

Item 4. Submission of Matters to a Vote of Security Holders	13

Item 5. Other Information	13

Item 6. Exhibits	13

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements

GLOBAL MUSIC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

ASSETS

	March 31, 2007	June 30, 2006
	(unaudited)	(audited)
Cash	$4,953	$5,222
Accounts Receivable	22,409	19,935
Prepaid License Fees	50,000	3,408
Other Current Assets	5,100	2,600
Total Current Assets	82,462	31,165

Property and Equipment, net	30,691	59,912
TOTAL ASSETS	$113,153	$91,077
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES
Accounts Payable	$17,000	$27,341
Accrued Expenses	8,001	6,261
Accrued Executive Wages	87,500	-
Convertible Debt	1,932,306	1,404,743
Total Current Liabilities	2,044,807	1,438,345

STOCKHOLDERS' DEFICIENCY
Common Stock, $.0001 par value,
40,000,000 shares authorized, 22,147,000
and 22,117,000 shares issued and outstanding	2,215	2,212
Common Stock To Be Issued	50,625	60,000
Additional Paid-In Capital	2,584,767	1,099,069
Unearned Compensation	(13,333)	(196,833)
Deficit Accumulated During the Development Stage	(4,555,928)	(2,311,716)
Total Stockholders' Deficiency	(1,931,654)	(1,347,268)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$113,153	$91,077

The accompanying notes are an integral part of these condensed financial statements

GLOBAL MUSIC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

					Cumulative From Inception
	Three Month Period Ended		Nine Month Period Ended		(July 1, 2004) To
	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006	March 31, 2007

Revenues	$21,000	$9,547	$71,794	$9,547	$126,526

Operating expenses
Consulting and Professional Fees Expense	21,500	135,700	208,500	294,424	670,491
Compensation and Benefits Expense	910,870	-	910,870	-	910,870
General and Administrative Expenses	107,936	51,006	266,936	130,312	544,965
License Fees	100,000	-	150,000	-	150,000
Interest Expense	706,901	16,742	741,130	50,972	894,204
Depreciation Expense	12,857	11,670	38,570	34,748	125,924
	1,860,064	215,118	2,316,006	510,456	3,296,454

Loss Before Provision For Income Taxes	(1,839,064)	(205,571)	(2,244,212)	(500,909)	(3,169,928)
Provision For Income Taxes	-	-	-	-	500
Net Loss	$(1,839,064)	$(205,571)	$(2,244,212)	$(500,909)	$(3,170,428)

Basic Net Loss Per Common Share	$(0.08)	$(0.01)	$(0.10)	$(0.02)

Weighted Average Basic Common Shares Outstanding	22,150,709	22,088,000	22,139,119	22,117,000

The accompanying notes are an integral part of these condensed financial statements

GLOBAL MUSIC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
CUMULATIVE FROM INCEPTION (JULY 1, 2004) TO MARCH 31, 2007 (UNAUDITED)

							Deficit Accumulated	Total
	Common Stock		Common Stock to be Issued		Additional	Unearned	During the	Stockholders'
	Shares	Value	Shares	Value	Paid-in Capital	Compensation	Development Stage	Deficiency

Common Stock
Issued in connection with:

Incorporation (July 1, 2004)	20,350,000	$2,035	-	$-	$-	$-	$-	$2,035

Private placements	1,507,000	151	-	-	589,995	-	-	590,146

Consulting Services & Officers' Compensation	290,000	29	-	-	569,071	(569,100)	-	-

Amortization of Unearned Compensation	-	-	-	-	-	555,767	-	555,767

Common Stock to be Issued
in connection with Consulting Services	-	-	37,500	50,625	(50,625)	-	-	-

Stock based compensation in connection with
consulting services	-	-	-	-	12,656	-	-	12,656

Issuance of Stock Options for Employee Compensation	-	-	-	-	790,870	-	-	790,870

Beneficial Conversion Feature Associated with
Convertible Debt	-	-	-	-	672,800	-	-	672,800

Dividend	-	-	-	-	-	-	(1,385,500)	(1,385,500)

Net loss	-	-	-	-	-	-	(3,170,428)	(3,170,428)

Balance, March 31, 2007	22,147,000	$2,215	37,500	$50,625	$2,584,767	$(13,333)	$(4,555,928)	$(1,931,654)

The accompanying notes are an integral part of these condensed financial statements

GLOBAL MUSIC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

			Cumulative From
			Inception (July 1, 2004)
	Nine Month Period Ended		To
	March 31, 2007	March 31, 2006	March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,244,212)	$(500,909)	$(3,170,428)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense	38,570	34,748	125,924
Compensation expense pursuant to common stock
issued to founders at time of incorporation	-	-	2,035
Consulting and compensation expense pursuant to common
stock issued in exchange for services received	196,156	229,700	568,423
Compensation expense pursuant to issuance of stock options	790,870	-	790,870
Amortization of debt discount to interest expense	672,800	-	672,800
Changes in assets and liabilities:
(Increase) decrease in:
Accounts Receivable	(2,474)	-	(22,409)
Prepaid License Fees	(46,592)	-	(50,000)
Other Current Assets	(2,500)	(7,513)	(5,100)
Increase (decrease) in:
Accounts Payable	(10,341)	(4,239)	17,000
Accrued Expenses	1,740	6,500	8,001
Accrued Interest	68,340	50,972	221,403
Accrued Executive Wages	87,500	-	87,500
Net cash used in operating activities	(450,143)	(190,741)	(753,981)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property and Equipment	(9,349)	(7,809)	(42,115)
Net cash used in investing activities	(9,349)	(7,809)	(42,115)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Convertible Debt	476,000	100,000	596,000
Repayments of Convertible Debt	(16,777)	-	(385,097)
Proceeds from Private Placement Offering, net	-	-	590,146

Net cash provided by financing activities	459,223	100,000	801,049
Increase (decrease) in cash	(269)	(98,550)	4,953
Cash, beginning of period	5,222	117,058	-
Cash, end of period	$4,953	$18,508	$4,953

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities
Note payable recorded in connection with purchase of
equipment and recognition of dividend to officer / director	$-	$-	$1,500,000
Unearned Compensation issued in connection with common
stock issued in exchange for services to be rendered	$50,625	$335,500	$619,725
The accompanying notes are an integral part of these condensed financial statements

GLOBAL MUSIC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. In the Company’s opinion, the unaudited interim financial statements and accompanying notes reflect all adjustments, consisting of normal and recurring adjustments that are necessary for a fair presentation of its financial position and operating results as of and for the interim periods ended March 31, 2007 and 2006 and cumulative from inception (July 1, 2004) to March 31, 2007.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Global Music International, Inc. (A Development Stage Company) (the “Company”), doing business as Independent Music Network and IMNTV operates in certain geographic segments (the United States and China) of the global cellular entertainment industry for the broadcast of music videos, ring tones and ringback tones on major telecom networks. The Company also operates a website www.IMNTV.com which only broadcasts its’ own independent music videos from around the world, 24/7.

DEVELOPMENT STAGE COMPANY

The Company was incorporated in the State of Florida on July 1, 2004 (inception). Operations from the Company’s inception through March 31, 2007 have been devoted primarily to strategic planning, development of music and video content, raising capital and developing revenue-generating opportunities.

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

STOCK BASED COMPENSATION

For equity issued to acquire goods or services from non-employees, the Company applies Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”, which requires the recognition of expense based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more readily measurable. The Company also applies this standard for stock options issued to employees, which requires the recognition of expense based on the fair values of the equity instruments issued.

NET LOSS PER COMMON SHARE

The Company presents “basic” earnings (loss) per share and, if applicable, “diluted” earnings per share pursuant to the provisions of SFAS No. 128, Earnings per Share. Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period. The common stock equivalents for the Company’s convertible debt and employee stock options were not included in the computation of dilutive loss per share because to do so would be anti-dilutive.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company plans to adopt the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 9” (“FIN No. 48”) in the first quarter of the fiscal year ended June 30, 2008. FIN No. 48 requires that the impact of tax positions be recognized in the financial statements if they are more likely than not of being sustained upon examination, based on the technical merits of the position. As discussed in the financial statements in the 2006 Form 10-KSB, the Company has a valuation allowance against the full amount of its net deferred tax assets. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not, that some portion, or all of its deferred tax assets, will not be realized. The impact to the Company as a result of adopting FIN No. 48 has not yet been determined.

NOTE 3 - CONTROL

As of March 31, 2007, the former President/CEO, and director (now the Treasurer and director) has been issued, in the aggregate, 74.3% of the Company’s common stock and options and, therefore, may have the effective power to elect all members of the board of directors and to control the vote on substantially all other matters, without the approval of other stockholders.

GLOBAL MUSIC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

NOTE 4 - UNEARNED COMPENSATION

The Company has issued 290,000 shares of restricted common stock to four nonemployees and the Company’s Chief Technology Officer for future services to be rendered through June 20, 2007. The shares granted were valued at the estimated fair value of the services rendered or the estimated value of the shares issued, whichever was more reliable. The Company recorded $569,100 of unearned compensation in connection with these contracts. The Company amortized $15,000 of unearned compensation for the three month period ended March 31, 2007 and $183,500 for the nine month period ended March 31, 2007. Cumulative amortization of unearned compensation totaled $555,767 for the period from inception (July 1, 2004) through March 31, 2007.

On January 1, 2007, the Company allocated 37,500 shares of restricted common stock to be issued to two nonemployees for future services to be rendered through December 31, 2007. The shares to be issued were valued at the estimated fair value of the services to be rendered or the estimated value of the shares to be issued, whichever was more reliable. During the quarter ended March 31, 2007 the Company recorded a reduction of additional paid in capital in the amount of $ 50,625 relating to the value of these shares to be issued. The Company plans to offset this reduction to paid in capital by amortizing the $50,625 over the term of the service period to consulting expense. During the quarter ended March 31, 2007, the Company amortized $12,650.

NOTE 5 - CONVERTIBLE DEBT

In February, 2007, the Company’s Board of Directors voted to provide an irrevocable option to convert any and all of the outstanding amount of principal and accrued interest on the working capital advances and note payable to Treasurer/Director above into shares of the Company’s common stock at a conversion price of $1 per share. Each of the term loans also have a provision that allows the holder to convert the principal and unpaid accrued interest into shares of the Company’s common stock at a conversion price of $1 per share.

The following is a summary of convertible debt at March 31, 2007 and June 30, 2006:

	March 31, 2007	June 30, 2006
Unsecured working capital advances from Treasurer/Director, due on demand, with interest at 6%	$389,223	$120,000

Note payable to Treasurer/Director, secured by substantially all of the assets of the Company, due on demand, with interest at 6%	1,131,680	1,131,680

Term loans payable, due from May 30, 2007 through December 30, 2007, with interest ranging from 6 - 9%	190,000	-

	1,710,903	1,251,680

Accrued interest on above arrangements	221,403	153,063
	$1,932,306	$1,404,743

WORKING CAPITAL ADVANCES

The former President/CEO and director (now the Treasurer and director) has provided various short-term working capital advances from inception (July 1, 2004) through March 31, 2007. During the nine month period ended March 31, 2007 the amount of officer/director advances totaled $269,223. Accrued interest on these advances as of March 31, 2007 is $15,185 .

GLOBAL MUSIC INTERNATION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

NOTE 5- CONVERTIBLE DEBT (CONTINUED)

NOTE PAYABLE

The note payable to Treasurer/Director represents amounts due to the Company’s founder, who is also the Treasurer/Director of the Company. Accrued interest on this note totaled $204,045 and $153,063 at March 31, 2007 and June 30, 2006, respectively.

TERM LOANS PAYABLE

During the quarter ended March 31, 2007, the Company borrowed funds under three term loan agreements. The first agreement was for $25,000 at 9% interest and is due and payable December 30, 2007. The second agreement was for $100,000 at 6% interest and is due and payable on May 30, 2007. The third agreement was for $65,000 at 9% interest and is due and payable on June 20, 2007. Accrued interest on these term loans totaled $2,173 at March 31, 2007.

CONVERSION FEATURE

The Company accounted for the convertible debt in accordance with the provisions of Emerging Issues Task Force Issue (“EITF”) 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features,” (“EITF 98-5”) and EITF 00-27 “Application of EITF 98-5 to Certain Convertible Instruments,”. Since all of the above debt is immediately convertible, the Company recorded an interest charge of $672,800 which represents the intrinsic value of such conversion options based upon the differences between the fair value of the underlying common stock at the commitment date and the effective conversion price embedded in the debt.

NOTE 6 - STOCK OPTIONS

During the quarter ended March 31, 2007, the Company‘s Board of Directors approved the grant of 1,000,000 stock options to one of its executive officers. The options vested on the grant date, have an exercise price of $1.00 per share and expire 5 years from the grant date. The fair value of the stock options was estimated at the date of grant using the Black-Scholes option - pricing model with the following assumptions: risk-free interest rate of 4.57%; no dividend yield; volatility factor of 81%; and an expiration period of 5 years. The Company’s stock option compensation expense determined under the fair value based method totaled $790,870 and is included in compensation and benefits expense in the statement of operations for the three month period ended March 31, 2007 and for the period from inception (July 1, 2004) through March 31, 2007.

NOTE 7 - OPERATING LEASES

On November 1, 2005, the Company entered into an operating lease for the rental of the Company’s office space. On November 1, 2006 the lease was extended for one year at $1,135 per month. Rent expense incurred under the operating lease totaled $3,405 for the three months ended March 31, 2007 and $9,815 for the nine months ended March 31, 2007 and $18,095 for the period from inception (July 1, 2004) through March 31, 2007.

On July 15, 2006, the Company entered into an operating lease for the rental of office space in China. The lease runs for 12 months at $1,875 per month. Rent expense incurred under the operating lease totaled $5,625 for the three months ended March 31, 2007 and $16,875 for the nine months ended March 31, 2007 and for the period from inception (July 1, 2004) through March 31, 2007.

GLOBAL MUSIC INTERNATIONAL, INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS CONTINUED
(UNAUDITED)

NOTE 8 - AGREEMENTS

On October 26, 2006 the Company entered into a Music Video Reproduction and Exhibition Agreement (the” Agreement”) with Sony BMG Music Entertainment. The Agreement will provide music content to the Company for distribution through its operating contracts already in place in both the United States (“U.S.”) and China. Access to the music content is dependant on the Company demonstrating specific technical and security capabilities, which have been demonstrated for the China portion of the Agreement. The Agreement is for a one year period and required a $50,000 non-refundable advance in connection with the China portion of the Agreement, and a $50,000 refundable advance for the U.S. portion of the Agreement, both of which were paid in November 2006. Since the advance in connection with the U.S. portion of the Agreement is refundable, it has been reflected as a prepaid expense as of March 31, 2007. The Agreement also requires that, upon meeting specific conditions, a content preparation and delivery fee of $100,000 be paid for each of the China and U.S. portions of the Agreement. As of March 31, 2007 these conditions have been met for the China portion of the Agreement and accordingly $100,000 has been paid and expensed by the Company during the three months ended March 31, 2007. The Agreement also requires, that upon content distribution, a minimum monthly service fee will be payable for the remaining term of the Agreement for both the U.S. and China. As of March 31, 2007, the content distribution had not yet begun

NOTE 9 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As shown in the accompanying financial statements, the Company has a working capital deficiency of $1,962,345 as of March 31, 2007, has earned minimal revenues, and has incurred a net loss from its inception (July 1, 2004) through March 31, 2007 totaling $3,170,428. In addition, the note payable to officer/director is due on demand. If the officer/director were to call the note, the Company would be unable to meet the obligation. Further, no assurance can be given that the Company will maintain its cost structure as presently contemplated, raise additional capital on satisfactory terms, or that the distribution agreements that the Company has entered into will generate sufficient revenue to sustain operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company intends to improve the content and quality of its programming, expand the size and number of markets in which the programming content is available, enter into agreements with wireless telecommunication companies on a subscription basis and, if needed, raise additional capital sufficient to continue operations.

Item 2.  Management's Discussion and Analysis or Plan of Operation

The following discussion of our financial condition and results of our operations should be read in conjunction with the financial statements and notes thereto as of and for the three and nine months ended March 31, 2007. This document contains certain forward-looking statements including, among others, anticipated trends in our financial condition and results of operations and our business strategy. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) changes in external factors or in our internal budgeting process which might impact trends in our results of operations; (ii) unanticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the industries in which we operate; and (iv) various competitive market factors that may prevent us from competing successfully in the marketplace.

Our Business

Global Music International, Inc. (the “Company” or “Global”), a Florida corporation doing business as Independent Music Network, was formed on July 1, 2004 and operates in certain segments of the global cellular entertainment industry for the broadcast of music videos, ring tones and ringback tones on major telecom networks. The Company also operates a website www.IMNTV.com, which only broadcasts its’ own independent music videos from around the world, 24/7

Plan of Operation

Our plan of operation for the next twelve month period is to continue to negotiate with cellular platform providers and telecommunication companies to reach agreements to air our music video content and to continue to negotiate with major international music labels for additional content to be broadcast on China Unicom’s cellular network.

On May 11, 2006, the Company signed a Partnership Agreement with China Unicom Newspace, Ltd. (“Newspace”) for joint development of China Unicom’s wireless music services and broadcast of its music video content throughout China Unicom’s cellular network. This will enable wireless digital music consumption, take advantage of the “anytime, anywhere” nature of the mobile network and help create a large new market for the benefit of consumers and the music industry. Newspace is a wholly owned subsidiary of China Unicom and is responsible for the operation of China Unicom’s Wireless Music services and market activities. China Unicom currently has over 145 million mobile subscribers and is ranked the third largest mobile carrier worldwide. The mobile digital music platform developed by China Unicom for both GSM and CDMA networks can support a variety of music services such as ring tone download, ring back tones, IVR, song dedications and on-demand music video. As part of this Partnership Agreement, the Company has also entered into an agreement with YueHai Communications Information Technology, Ltd. (“YueHai”). YueHai is a service provider and has agreed to license our content for delivery on China Unicom’s mobile network in cooperation with Newspace. A final part of the arrangement between the Company, YueHai and Newspace is a Service Agreement between Newspace and YueHai. The resulting total revenue split is China Unicom (35%), Newspace (32.5%), the Company (26%) and YueHai (6.5%).

On October 26, 2006 the Company entered into a Music Video Reproduction and Exhibition Agreement with SONY BMG Music Entertainment. The agreement is for a one year period, commencing on April 4, 2007. The content licensing agreement gives the Company access to SONY BMG’s extensive library of music video and audio content, including ring tones and ring back tones, for broadcast to the Chinese mobile marketplace. With the addition of new SONY BMG content, the Company can enhance the mobile music experience to the Chinese market by adding new Chinese as well as western music videos, ring tones and ring back tones to its current collection of independent music content. Among other things, the agreement requires a $50,000 non-refundable license advance in connection with the China portion of the contract, and a $50,000 refundable advance for the U.S. portion of the contract, both of which were paid during the three months ended December 31, 2006. Since the license advance in connection with the U.S. portion of the agreement is refundable, it has been reflected as a prepaid license expense. The Agreement also requires that, upon meeting specific conditions, a content preparation and delivery fee of $100,000 be paid for each of the U.S. and China portions of the Agreement. As of March 31, 2007 these conditions have been met for the China portion of the Agreement and accordingly $100,000 has been paid and expensed by the Company in the quarter ended March 31, 2007. The Agreement further requires that a minimum monthly fee of $50,000 be paid beginning with the launch date of the service or the revenue share portion due to Sony/BMG, whichever is greater.

Effective as of March 30, 2007, the Company has decided not to renew the following contracts due to the Company’s agreement with China Unicom Newspace, a wholly owned subsidiary of China Unicom and the Company’s agreement with Sony/BMG

•	February 2005 agreement with RealNetworks

•	July 2005 non-exclusive content license agreement with MobileVision

•	December 2005 content license agreement with Omnistar Technologies, Ltd.

•	December 2005 non-exclusive content license agreement with Moli Entertainment Ltd.

Results of Operations for Period Ended March 31, 2007

Since the Company was formed on July 1, 2004, it has earned revenues of $126,526 and incurred a net loss since its inception of $3,170,428. Operations from the Company’s inception through March 31, 2007 have been devoted primarily to strategic planning, raising capital, developing revenue-generating opportunities and seeking to develop strategic relationships.

During the three month period ended March 31, 2007, we earned revenues of $21,000 and incurred operating expenses in the amount of $1,860,064. These operating expenses included interest expense totaling $16,734 that was accrued on the note payable to officer/director, $12,857of depreciation expense on the equipment necessary to webcast the Company’s programming, and $21,500 of consulting fees in connection with hardware and software development and maintenance and sales and managerial expertise in developing the Chinese market. In addition we expensed a $100,000 non-refundable license fee to secure a contract with a major music content provider. The Company also recorded $790,870 of compensation expense in relation to stock options issued to one of its executive officers during the quarter ended March 31, 2007 and beneficial conversion feature interest expense of $672,800 in relation to stock options issued on convertible debt during the quarter ended March 31, 2007. The remaining expenses relate primarily to professional fees incurred in connection with our corporate and Securities and Exchange Commission filings and other office and general expenses.

Liquidity and Capital Resources

To date, we have financed our operations from the proceeds of the sale of common stock offered pursuant to our private placements. We raised a total of $590,146 pursuant to Rule 504 of Regulation D of the Securities Act of 1933, as amended. Also, the President/CEO and director has provided various short-term working capital advances from inception (July 1, 2004) through March 31, 2007. The advances have an interest rate of 6% and are due upon demand. Amounts due to the officer/director at March 31, 2007 for such advances totaled $389,223. During the nine month period ended March 31, 2007 the amount of officer/director advances totaled $269,223. In addition, during the quarter ended March 31, 2007, we borrowed $190,000 in term loans from two unrelated parties.

The Company purchased various assets necessary to webcast it’s programming from the Company’s founder, who is its President/CEO and a director, in exchange for a $1,500,000 promissory note. Accrued interest on the note payable totaled $204,045 and $153,063 at March 31, 2007 and June 30, 2006, respectively. Prior to purchase, the assets were assessed for impairment and written down to fair value, which was determined to be $114,500. The fair value was determined by quoted market prices for similar assets. The difference between the fair value of the assets purchased and the note payable was recorded as a dividend totaling $1,385,500.

Item 3. Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Under the supervision, and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that these disclosure controls and procedures were effective such that the material information required to be filed in our SEC reports is recorded, processed, summarized and reported within the required time periods specified in the SEC rules and forms. This conclusion was based on the fact that the business operations to date have been limited and the Principal Executive Officer and Principal Financial Officer have had complete access to all records and financial information and have availed themselves of such access to ensure full disclosure. As the Company business expands, a more definitive plan relating to maintaining effective disclosure controls will be implemented. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Potential investors should be aware that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any system of controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2007, there were no unregistered sales of securities.

Item 3. Defaults Upon Senior Securities

During the three months ended March 31, 2007, we were not in default on any of our indebtedness.

Item 4. Submission of Matters to a Vote of Security Holders

During the three months ended March 31, 2007, we did not submit any matters to a vote of our security holders.

Item 5. Other Information.

None

Item 6. Exhibits

(a) Index to Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906
32.2	Certification of Chief Financial Officer pursuant to Section 906

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Music International, Inc.

Date: May 14, 2007	By:	/s/ James Fallacaro
James Fallacaro
Chief Executive Officer, President and Director

Date: May 14, 2007	By:	/s/ David R. Allen
David R. Allen
Principal Financial and Accounting Officer