Form 10KSB
period 2007-06-30
Global Music International, Inc.
filed 2007-09-27
CIK 1308841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:
For the fiscal year ended June 30, 2007

[  ]           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:
For the transition period from _______ to _______

333-120908
Commission File Number
Global Music International, Inc.
(Name of small business issuer in its charter)

Florida	20-1354562
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

30 Grassy Plain Street, Suite 7
Bethel, Connecticut 06801	203-730-0888
(Address of principal executive offices)	(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:  NONE

Securities registered under Section 12(g) of the Exchange Act:   NONE

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [   ]   No [X]

Issuer’s revenues for its most recent fiscal year:  $73,053

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, as of August 3, 2007 was $4,594,080

The number of shares outstanding of each of the Issuer’s classes of common equity as of June 30, 2007:  22,184,500.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

Transitional Small Business Disclosure Format:  Yes [   ]    No [X]

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Forward-Looking Statements

This annual report on Form 10-KSB and other statements issued or made from time to time by Global Music International, Inc., a Florida corporation, contain statements which may constitute “Forward-Looking Statements” within the meaning of the Securities Act of 1933, as amended (the “Act”), the Securities Exchange Act of 1934 (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995, 15 U.S.C.A. Sections 77Z-2 and 78U-5 (SUPP. 1996).  Those statements include statements regarding the intent, belief or current expectations of Global Music International, Inc. and its officers/directors as well as the assumptions on which such statements are based.  Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Global Music International, Inc. is sometimes referred to herein as “we”, “us”, “our” and the “Company.”  As used herein, “China” generally refers to Mainland China and excludes Hong Kong, Taiwan and Macao and  “China Unicom” generally refers to China Unicom Limited and its affiliates, except as the context otherwise requires or suggests.

Overview

We are  a development stage company focused on aggregating and distributing music videos, music tones and ring tones to the wireless communications  industry in China. These music tones, music videos and ring tones are provided by Warner Music and Sony BMG, which reportedly own the second and third, respectively, largest music catalogs worldwide.  This content is distributed through indirect arrangements with China Unicom, which reported that it is ranked, based on the number of its mobile phone subscribers, as the third largest mobile carrier worldwide and the second largest mobile carrier in China, and that, as of July, 2007, it had over 150 million mobile phone subscribers.  China Unicom’s mobile phone users will purchase this content through their mobile phones and depending upon, among other things, the type of content they are purchasing, will generally be charged either a one-time subscription fee, a monthly subscription fee, a promotional fee or a fee per download.  Prices per ring tone download generally range from $0.27 to $0.67, the pricing for music videos has not yet been set, and a monthly subscription for audio ring and ring back tones will range from $0.67 to $4.67 depending on the package chosen. (Pricing information for content distributed in China as well as for our lease in China has been calculated based on an exchange rate of 7.7 RMB for each United States Dollar.)  The applicable fees will be collected by China Unicom, which is to keep its share of the revenue and is to remit the balance to the other distribution participants,  including us, which we share with our third party content providers.  We anticipate that we will receive distributions on a quarterly basis.

We also offer IMNTV®, our service for broadcasting non-stop music videos of independent artists and bands from around the world on our web site at IMNTV.com. IMNTV® is our principal source of content from independent artists. We do not currently generate revenues from this  website.   See “- IMNTV.”

We were incorporated in Florida on July 1, 2004 and our initial focus was on the development of IMNTV®.  Beginning in fiscal 2005,  while continuing to develop IMNTV®, we focused our efforts on the distribution of content to the wireless communications industry in Asia, and in particular, China.

Content Providers and Selection

Sony BMG has agreed to permit us, on a non-exclusive basis, to use in China and other specified countries, its extensive catalogs of music video and audio content.  Warner Music has agreed to permit us, on a non-exclusive basis, to use their extensive catalog of audio content in China.  Generally these arrangements are of limited duration, are subject to early termination, may limit the mobile phone carriers that are permitted to distribute such content, require the preparation of certain reports within specified periods and that we take certain actions to protect intellectual property rights,  may allow these content suppliers to withhold content, require minimum monthly payments,  and provide for a sharing of the fees generated through the exploitation of the content.  We believe that our relationships with these content providers are satisfactory.

The content provided must be encoded in a variety of formats before it is available for distribution.  As of July, 2007, we had encoded approximately 1,000 tracks (i.e. songs) with the expectation that we will encode approximately 1,000 tracks per month. We evaluate on an ongoing basis, based upon, among other things, data provided by Sony BMG and Warner, popular music trends to ensure that we encode the most popular music so that such content is available to the mobile phone subscribers.

We also have an extensive library of music audio and video content from independent artists and bands around the world which was developed through our IMNTV.com website, though we do not anticipate that this content will be distributed through the China Unicom relationship. See “- IMNTV.”

Distribution Channels

The mobile digital music platform developed by China Unicom supports both Global System for Mobile Communications (“GSM”) and Code Division Multiple Access (“CDMA”) networks. Generally, the GSM network supports services such as ring tone downloads and ring back tones,  while CDMA supports ring tones as well as Interactive Voice Response (“IVR”), song dedications and on-demand music tones and video.  As of July 2007, China Unicom reported that it had approximately 114 million GSM mobile phone subscribers and approximately  39 million CDMA phone subscribers.  We anticipate that China Unicom will, over time, encourage its subscribers to migrate to technically superior platforms which may allow us the opportunity to distribute more content, higher priced content, or a combination of the foregoing, though no assurance can be given in this regard.

China Unicom has, since June 2007, been distributing our ring tones and ring back tones.
Distribution with respect to audio tones and music videos will begin when we and China Unicom are satisfied that such content will be delivered in a manner acceptable to mobile phone users;  we anticipate that distribution with respect to audio tones and music videos will begin in late 2007 or early 2008.

           Content is distributed in China pursuant to arrangements involving China Unicom, China Unicom Newspace, Ltd. (“Newspace”), a subsidiary of China Unicom and Beijing YueHai Communications Information Technology, Ltd. (“YueHai”), a service provider that licenses the content for delivery on Newspace’s mobile network.  The revenue to be generated from these arrangements is, subject to the deduction of certain fees and expenses, to be shared by these four companies.  These arrangements are non-exclusive and are generally of limited duration.

IMNTV

Since June 2000, independent artists and bands from around the world that desired broader dissemination of their work have sent us their music tones and music videos.  After we package and edit the submission, the content is webcast on IMNTV.com.   IMNTV® provides consumers access to a website that provides a wide range of independent music video programs representing many different musical genres from around the world. Consumers can access the website without charge where they can view our program content.

These artists sent us their music videos because we guaranteed that their works would be broadcast.   In exchange for broadcasting their content, the artists waived all payment and royalties for the use of their music videos on the IMN Music Video Channel.  We have developed a substantial library of content through this program.  We do not generate revenues from our website.

Competition

The business of marketing and distributing music tones, music videos and ring tones is highly competitive. We face competition from larger companies, including companies that have distribution arrangements with larger mobile phone carriers or provide a broader range of wireless entertainment applications.  We also face competition from independent value added resellers.  We believe the relationships that we have developed in China over the past 18 months and are continuing to develop, and our extensive library of music tones, music videos and ring tones will be of assistance in allowing us to compete effectively in this market.

Sales and Marketing

Sony BMG, Warner Music and China Unicom  will conduct sales and marketing efforts with respect to China Unicom’s distribution of content.    It is anticipated that they may use newspaper ads, magazine ads and the Internet.  We have limited, if any, input with respect to the marketing strategies and techniques employed. Inasmuch as, among other things, our content providers and distributors share a portion of the revenue generated through the distribution of this content, we believe there are meaningful economic incentives in place to encourage such parties to conduct an effective marketing campaign, though no assurance can be given that such efforts will be successful.

Intellectual Property

Our trademarks IMNTV® and GETHUGE®  are registered with the United States Patent and Trademark Office.  These trademarks are not registered in China but we believe that there is some brand awareness of IMNTV® in China.  Accordingly, the unlicensed use of such brand by others may adversely affect us.

Governmental Regulations

The telecommunications industry in China is subject to a high degree of government regulation at the national and provincial level. Laws and regulations may be introduced and court decisions reached that affect the telecommunications services, covering issues such as pricing, privacy, freedom of expression, access charges, content and quality of products and services, advertising, intellectual property rights and information security.

Employees

We currently have 16 employees, of which eleven are full-time employees.  Eight full time employees and four part-time employees are employed in China.  None of our employees is represented by a labor organization or under any collective bargaining arrangements. We believe that our relationships with our employees is satisfactory.

ITEM 2.   DESCRIPTION OF PROPERTY

Our executive offices are located at 30 Grassy Plain Street, Suite 7, Bethel , CT 06801.  The rent is $1,135 per month and consists of approximately 1,000 square feet. This space is sufficient for our current needs in the United States.   We also rent 1,000 square feet of office space in China located at A-806, No. 18 Jianguomenwai Avenue, Chaoyang District, Beijing, China 100022. The monthly rent is approximately $1,500.

ITEM 3.   LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In March and April, 2007, the holders of 19,213,200 shares of our common stock (representing approximately 87% of the outstanding shares) acted by written consent to:

•	Elect James Fallacaro as Chairman of the Board of Directors, Chief Executive Officer and President;
•	Elect Corinne Fallacaro as Secretary, Treasurer and Director and accept the resignation of Corinne Fallacaro from the positions of CEO and President;
•	Ratify the appointment of Christopher Mauritz as Executive Vice President;
•	Ratify the appointment of Ji Shen as Vice President of China Operations and Director;
•	Ratify the appointment of David Allen as Chief Financial Officer.

We did not solicit proxies with respect to such proposals from stockholders holding the balance of our outstanding shares of common stock and accordingly, there were no abstentions or broker non-votes with respect to these proposals.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

A.    Market Information

Our common stock is traded on the OTCBB under the symbol “GMUS: BB.”    There has been limited trading in our shares.  The following is the high and low bid prices of our common stock for each quarter during the last two fiscal years, as reported by the OTCBB.  These prices may not represent actual transactions.

Quarter
Ended	High	Low

September 30, 2005	$4.40	$1.50
December 31, 2005	3.30	2.00
March 31, 2006	3.20	2.50
June 30, 2006	3.15	2.00

Quarter
Ended	High	Low

September 30, 2006	$3.05	$1.50
December 31, 2006	2.05	0.60
March 31, 2007	2.15	1.40
June 30, 2007	2.15	1.60

B.   Holders of Common Stock

As of June 30, 2007, there were 20 holders of record of our common stock.

C.   Dividends

We have not paid any cash dividends in the past two fiscal years and, inasmuch as we intend to retain any future earnings, if any,  for use in the business, we do not anticipate paying cash dividends in the near future.

D.   Issuances of Unregistered Securities.

The information called for by Item 5(a) Form 10-KSB (i.e., information with respect to issuances of unregistered sales of our securities) is, to the extent required to be disclosed herein, incorporated by reference from Note 6 of Notes to our Financial Statements.  All of such issuances were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to, among other things, Section 4(2) of such act or Regulation D promulgated thereunder.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction

       This MD&A should be read in conjunction with other sections of our Annual Report on Form 10-KSB including our financial statement and notes thereto and “Item 1. Description of Business.” This MD&A contains certain forward-looking statements including, among others, anticipated trends in our financial condition and results of operations. Words such as “anticipate,” “estimate,” “expects,” “goals,” “plans,” “believes,” “continues,” “may,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements.  These forward-looking statements are based largely on our current expectations and are subject to a number of uncertainties and risks including the Risk Factors identified herein. Actual results could differ materially from these forward-looking statements.

Results of Operations for the fiscal years ended June 30, 2007 and 2006

       For the fiscal year ended June 30, 2007 we had revenue of $73,053 compared to revenue of $54,732 for the prior year. The revenue during both of these fiscal years was derived in the United States under our contract with RealNetworks. As we terminated this contract in the fourth quarter of fiscal 2007, we will not be generating any further revenues from this relationship; we anticipate that revenue from our distribution arrangement in China will replace and eventually exceed such revenues.

       During the fiscal years ended June 30, 2007 and 2006 we incurred operating expenses of $2,639,254 and $748,341, respectively. The major categories of operating expenses for these periods are as follows:

	2007	2006
Consulting and Professional Fees	$189,488	$130,507
Compensation Expense	1,244,702	369,224
General and Administrative Expenses	197,818	133,603
License Fees	150,000	0
Interest Expense	805,596	67,900
Depreciation Expense	51,650	47,107

Total Expenses	$2,639,254	$748,341

Consulting and Professional Fees increased in fiscal 2007 from the prior fiscal year by $58,981 due to increased legal fees and public relation firm expenses.

                Compensation expense in fiscal 2007 increased by $875,478 from the prior fiscal year. This increase is due to a $183,000 increase in executive salary expense, salaries paid to employees in China, and to non-cash compensation expense of $851,428 associated with the grant of immediately exercisable five-year stock options to acquire 1,175,000 shares of common stock at an exercise price of $1.00 per share. The fair value of these options were estimated at the date of grant using the Black-Scholes option - pricing model with the following  assumptions: risk-free interest rates of 4.90%; no dividend yield; volatility factor of the expected market price of our common stock of 63%-67% and an expected life of 2.5 years. In determining fair value, we applied a 33.3 % discount to the closing market price of the stock on the grant date in light of the  lack of marketability (including limited trading volume) with respect to our common stock and the doubt associated with our ability to continue as a going concern. If we had used other estimates and assumptions (including a different discount rate, if any), the compensation expense with respect to these options may have been significantly different.  The increase in compensation expense was offset by a $194,000 decrease in amortization of stock based compensation; this decreased in fiscal 2007 from fiscal 2006 primarily because 2006 included more stock grants than 2007.

           License fees increased by $150,000 due to a payment made to a content provider in connection with the distribution of content in China.  We anticipate that we will be paying license fees of not less than $500,000 to $720,000 in fiscal 2008.

            Interest expense in fiscal 2007 increased by $737,696 from the prior year. This increase is due to the increased interest expense of $28,010 associated with the increased indebtedness outstanding and the $709,686, non-cash debt discount expense recorded in connection with the right granted to the holders of our indebtedness to convert such indebtedness into shares of our common stock at a conversion price of $1 per share.  The $709,686 represents the intrinsic value of the conversion right based upon the difference between the fair value of the underlying common stock at the grant or commitment date and the effective conversion price embedded in the debt. In determining fair value we applied a 33.3 % discount to the closing market price of the stock on the grant date in light of the  lack of marketability (including limited trading volume) with respect to our common stock and the doubt associated with our ability to continue as a going concern. Since all of such debt is convertible immediately, we recognized interest expense for the entire debt discount of $709,686 during fiscal 2007. Had we performed this calculation using no discount, interest expense would have been significantly higher.  See Notes 1 and 5 of Notes to Financial Statements.

Liquidity and Capital Resources

           During fiscal 2007, cash of $528,891 and $17,419 was used in operating activities and investing activities, respectively. These uses of cash were funded by $622,874 provided by financing activities. Net cash provided by financing activities was comprised of $316,000 in working capital advances from Corinne Fallacaro, our principal stockholder, director and executive officer, and $328,000 from term note borrowings,  including $25,000 of which was borrowed from David Allen,  our Chief Financial Officer.  During fiscal 2007, we repaid $12,054 of indebtedness.

During the year ended June 30, 2006, cash of $220,988 and $10,848 was used in operating activities and investing activities, respectively. These uses of cash were partially funded by $120,000 provided by financing activities. Cash generated from financing activities was comprised of $120,000 in working capital advances from Ms. Fallacaro. The remaining cash used to fund the shortfall came from cash on hand at the beginning of the year.

       As of June 30, 2007, we had a working capital deficit of approximately $2.16 million.  We also expect that during fiscal 2008, we will be  required to expend not less than $500,000 to $720,000 for  minimum payment obligations to our content providers. We do not have the resources to satisfy these obligations.  We anticipate that we will be able to defer on a short-term basis the repayment of our debt (and in particular the debt to our executive officers) that is due or becomes due by December 31, 2007 though no assurance can be given in this regard. We are currently exploring potential financing opportunities though no assurance can be given that financing will be available on terms acceptable to us.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Risk Factors

We have a working capital deficit and immediate cash and capital requirements, and if such requirements are not satisfied we may be required to cease or curtail operations.

As of June 30, 2007, we had a working capital deficit of approximately $2.156 million.  Through December 31, 2007 and June 30, 2008, we estimate that we will be obligated to pay (including approximately $1.8 million of indebtedness as of June 30, 2007 payable on demand to Corinne Fallacaro, our principal stockholder and assuming that aggregate indebtedness of approximately $2.12 million as of June 30, 2007 is not converted into our common stock, as more fully described in Note 5 of Notes to Financial Statements), an aggregate of at least $2.6 million and $3.5 million, respectively, to our content suppliers, creditors, employees, consultants and other third parties.  We must raise funds to satisfy these obligations and to grow our business.  While we are in the process of seeking out additional debt and equity financing,  we currently have no committed  sources of additional  financing,  and there can be no assurance that any financing  arrangements  will be available in amounts  or on  terms  acceptable  to us,  if at all.  Furthermore,  the sale of additional  equity or  convertible  debt  securities  may  result in  additional dilution  to  existing  stockholders. If  adequate funds  are  not available,  we may be  required  to  cease or curtail operations.

Weincurred net losses of $2.57 million, $0 .7 million, and  $3.49 million for the years ended June 30, 2007 and 2006, and for the period from inception to June 30, 2007, respectively and anticipate incurring additional net losses in the near future.

We have incurred net losses since inception and anticipate incurring net losses for at least the next year, if not longer. Accordingly, no assurance can be given that we will ever become profitable.

 Our content providers  are principally Sony BMG and Warner Music and the loss of either of these providers would have a material adverse effect on us.

Our agreements with these content providers are of limited duration and may be terminated prior to their stated expiration date for various reasons including failure to make required minimum payments, prepare required reports or otherwise comply with the terms of such agreements.  These content providers may also choose not to renew their relationships with us for no reason at all or for a variety of reasons including our financial condition or if they develop or enhance relationships with our competitors.  If either of these relationships ends, we may not be able to obtain alternative sources of satisfactory content and our ability to generate revenue would be materially and adversely affected.

If our distribution arrangements in China end or if events adversely impact China Unicom, we would be materially and adversely affected.

Our sole distribution channel in China for content is through indirect arrangements with China Unicom.  These distribution arrangements may terminate or not be renewed for a variety of reasons, including without limitation the provision by our competitors of a broader range of content. Further, events or circumstances that adversely impact China Unicom may also adversely impact us.  In particular, there have been reports from time to time that China Unicom may be dissolved or otherwise split up.  If we are unable to maintain this distribution channel, we may not be able to find alternative channels of distribution or services on a timely basis or on terms favorable to us or at all and our ability to generate revenue would be materially and adversely affected.

Our success depends on the ability of our sole distribution channel in China to compete successfully against larger and more established competitors with significantly greater resources and experience.

China Unicom, our sole distribution channel in China, faces significant competition from other larger and more established telecommunication providers such as China Mobile. These competitors have competitive advantages over China Unicom with respect to, among other things,  brand name, market share, financial resources, technological capabilities and depth (and the related ability of such competitors to provide a broader range of content to mobile phone users).  While China has adopted certain policies to allow China Unicom to compete more effectively, no assurance can be given that the implementation of such policies will make China Unicom more competitive or that such policies will not be rescinded.  If China Unicom is unable to successfully compete with its competitors, our ability to generate revenue may be adversely affected.

System or network failures could reduce our sales, increase costs or result in a loss of customers.

Any disruption to the billing systems, information systems or communications networks involved in the distribution channel could result in the inability of customers to download our content. If any of these systems fail, there is an interruption in the supply of power, an earthquake, fire, flood or other natural disaster, or an act of war or terrorism, customers may be unable to access our content and we could lose revenue or customers.

We have a limited operating history which makes it difficult to evaluate our business and prospects.

We were organized in 2004, and our operations to date have generated minimal revenues. As such, we have a limited relevant operating history for you to evaluate our business, financial performance and prospects. It is also difficult to evaluate our prospects because we may not have sufficient experience to address the risks frequently encountered by early stage companies entering new and rapidly evolving markets, including the mobile telecommunications market in China and our inability to successfully address these risks and difficulties could materially harm our business, financial condition and results of operations. Any evaluation of our business and our prospects must be considered in light of our limited  operating  history and the risks and  uncertainties  often encountered  by companies at our stage of  development.  Some of these risks and uncertainties relate to our ability to do the following:

         •   maintain  our current and  develop  wireless  carrier relationship and and content provider  relationships  upon  which  our  business depends;
         •   respond effectively to competitive pressures;
         •   increase brand awareness and consumer recognition;
         •   develop or acquire high-quality  mobile  content that achieves significant market acceptance;  and
         •   maintain and grow our distribution channels;

             If we are unable to address these risks, our operating  results may not meet the  expectations  of investors,  which would likely cause the price of our common stock to decline.

The acquisition of other companies, businesses or technologies could result in operating difficulties, dilution and other harmful consequences.

Assuming that we obtain the necessary funding, we may pursue strategic acquisitions, any of which could be material to our  business,  operating  results and financial  condition.  Difficulties and challenges that we will face in integrating an acquired company,  business or technology is risky and may result in unforeseen  operating  difficulties  and expenditures associated  with  integrating  employees  from  the  acquired  company  into our organization and integrating each company's accounting,  management information, human resources and other administrative systems to permit effective management.  Accordingly, no assurance can be given that such acquisitions will improve our strategic position or our results of financial condition or results of operations or will be profitable to us.

We face risks in doing business in China.

     In the near term,  we anticipate that substantially all of our revenue generating activities will be conducted in China. As a result, our business is subject to certain risks inherent in conducting business in China, many of which are beyond our control. These risks include:

  •   laws and policies affecting trade, investment and taxes, including laws and policies relating to the repatriation of funds and withholding taxes, and changes in these laws;
  •   changes in local regulatory requirements, including restrictions on content;
  •   differing cultural tastes and attitudes;
  •   differing degrees of protection for intellectual property;
  •   fluctuating exchange rates;
  •   the spread of communicable diseases; and
  •   war and acts of terrorism.

           Events or developments related to these and other risks associated with conducting business in China could adversely affect our revenues, which could have a material adverse effect on our business.

Our operations may be adversely affected by changes in China’s economic, political and social conditions.

           Substantially all of our revenues will be derived, in the near term,  from our operations in China. Accordingly, our business, financial condition, results of operations and prospects are affected to a significant degree by economic, political and social conditions in China over which we have no control. China’s economy differs from the economy of the United States in many respects, including with respect to the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While China’s economy has experienced significant growth in the past three decades, growth has been uneven across different regions and among various economic sectors. China has implemented various measures to encourage economic development and guide the allocation of resources. Some of these measures benefit China’s overall economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government activity relating to the telecommunications industry and in particular, actions that may favor telecommunications carriers other than China Unicom. In recent years, China has implemented certain measures to manage the pace of economic growth. These measures may cause a decrease in the level of economic activity in China, including a decline in individual spending activities, which in turn could adversely affect our financial condition and results of operations.

           Uncertainties in the legal system in China could limit the legal protections available to us and to foreign investors.

            Our business activities in China are generally subject to laws and regulations applicable to foreign businesses operating there. The Chinese legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases may be cited for reference but have limited precedential value. Since 1979, the government has promulgated laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, property, taxation and trade. However, because these laws and regulations are relatively new, and because of the relatively limited volume of published cases and their non-binding nature, interpretation and/or enforcement of these laws and regulations involves significant uncertainties. Therefore, the legal system in China may not afford us the same legal protection available to businesses in the United States

Funds available to us may be used to benefit our insiders rather than grow our business.

As of June 30, 2007, our indebtedness to Corinne Fallacaro, which is payable on demand, was $1,798,009, of which indebtedness of $1,352,644 was secured by substantially all of our assets.  In addition, we are also obligated to pay Corinne Fallacaro and James Fallacaro, our directors and executive officers, an aggregate of up to $200,000 under specified circumstances.  See “Item 10. Executive Compensation - Agreements with Executive Officers.”  As a result, funds that we would otherwise use to grow our business could instead be applied to benefit insiders.

Our involvement in intellectual property litigation could adversely affect our business.

Our business is highly dependent upon intellectual property, a field that has encountered increasing litigation in recent years. If we or those distributing content on our behalf are alleged to infringe the intellectual property rights of a third party, any litigation to defend the claim could be costly and would divert the time and resources of management.  If we were to lose such litigation, we could be forced to pay monetary damages and to cease the sale of certain content or the use of certain technology. Any of the foregoing may adversely affect our business.

Our management’s limited experience managing a publicly company may harm our business.

Our management team has limited experience managing a publicly traded company and complying with applicable  securities  laws.  As a result, we did not file  on a timely basis with the SEC certain reports disclosing matters pertaining to material agreements (including reports with respect to compensation arrangements with our executive officers and certain other arrangements between us and our executive officers), nor were certain of these arrangements documented in a manner typical of a public company.  While all the material information required by such reports has been filed, we may be subject to penalty or delisting from the Over-the-Counter Bulletin Board for failing to timely file these reports or if we fail to timely file SEC required reports in the future.

Our business and growth may suffer if we are unable to retain key personnel.

We depend on the continued contributions of our senior management and other key personnel, many of whom may be difficult to replace. In particular, we are dependant on the continued service of James Fallacaro, our Chief Executive Officer, Christopher Mauritz, our Executive Vice President, and Ji Shen, our Vice President of China Operations.   Messrs. Mauritz and Shen are employed on an “at will”
basis and their employment with us can be terminated at any time by either party.  The loss of the services of any of these executive officers could harm our business.

Our officers, directors and principal stockholders can exert significant influence over us and may make decisions that are not in the best interest of all stockholders.

Corinne Fallacaro, our Secretary/Treasurer, a director and the wife of James Fallacaro, our Chief Executive Officer,  beneficially owns more than 75% of our outstanding common stock.  This ownership enables her to exert considerable influence over us, including the election of directors and the approval of other actions submitted to our stockholders. In addition, without the consent of Ms. Fallacaro, we may be prevented from entering into transactions that could be viewed as beneficial to other stockholders, including a sale of our company.  None of our directors are “independent” and accordingly, the absence of such directors may allow the persons controlling us the ability to act in a manner that is not in the best interests of all shareholders.

ITEM 7.   FINANCIAL STATEMENTS

Our audited financial statements for the fiscal year ended June 30, 2007 with notes are filed herewith following the signature page to this report beginning with page F-1.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A (T).  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our  Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, except as discussed in the next paragraph below, our disclosure controls and procedures were effective.

Subsequent to the June 30, 2007, counsel advised management that we had not filed  on a timely basis certain required reports disclosing matters pertaining to material agreements (including reports with respect to compensation arrangements with our executive officers and certain other arrangements between us and our executive officers).  To improve the disclosure control environment, management has reviewed the events that trigger the filing of reports with the SEC.  Notwithstanding the failure to file timely such reports, our financial statements reflected, on a timely basis, appropriate  accounting for all such arrangements.  All material information not previously disclosed on a timely basis is reflected in this Annual Report on Form 10-KSB.

           There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.   OTHER INFORMATION

Incorporated by reference from Item 4 to the extent required to be disclosed herein.

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS ANDCORPORATE GOVERNANCE;  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Executive Officers and Directors

The following table sets forth the information regarding our executive officers and directors as of the date of this filing:

Name	Age	Title

James Fallacaro	60	Chairman of the Board, Chief Executive Officer and President
Christopher Mauritz	40	Chief Technology Officer, Executive Vice President and Director
Ji Shen	39	Vice President of China Operations and Director
David R. Allen	52	Chief Financial Officer
Corinne Fallacaro	49	Secretary and Treasurer

Biography of Executive Officers and Directors

James Fallacaro has served as  Chairman of the Board, Chief Executive Officer and President since April, 2007.   He is our co-founder and has been involved as a business and creative advisor since our organization. Mr. Fallacaro devotes substantially all of his business time and attention to our activities.  In 1997 he co-founded Independent Music Network, Inc. (“IMN”) where he served as the Chief Executive Officer, President and Chairman of the Board. In 1997, he created IMN as a music video content provider and launched IMNTV.COM.  In April 2000, he simultaneously launched IMNTV on five of the largest cable markets in the U.S.  From 1988 until 1997, Mr. Fallacaro founded and served as President of CJS Holdings, Inc., a private investment corporation and a global technology licensing company.  He is the husband of Corinne Fallacaro.

Christopher Mauritz has served as Chief Technology Officer since our organization, as Vice President and Secretary  from November 22, 2004 through April 16, 2007 as a director from November 22, 2004 through the present, and as Executive Vice President from April 16, 2007 through the present.  From March 2001 until June 2004, Mr. Mauritz handled the information technology matters and editing for IMNTV.com.  Mr. Mauritz served from 2000 to February 2001 as the chief IT officer of Independent Music Network, Inc.  From 2000 to February 2001, he was Chief Technology Officer of Falcon Entertainment Corp. From June 1999 through February 2000, he served as the Chief Operating and Chief Technology Officer of Oven Digital, Inc. where he was responsible for the global expansion, infrastructure development, and the development of strategic corporate and sales relationships.

Ji Shen has served as Vice President of China Operations and a Director since April 16, 2007. Prior to joining IMN he was General Manager for Greater China with RealNetworks Inc., where he successfully developed both the software system licensing and digital media consumer services in China. He was responsible for establishing strategic relationships with all 4 Chinese telecom carriers and leading Chinese and global telecom equipment suppliers. From December 2000 to August 2002, he served as General Manager for DRM and Secure Digital Media Group, Seattle, WA, RealNetworks Inc. where he managed a team of product marketing managers, business development professionals, and software developers to develop RealNetworks’ secure media DRM solution. From May 1998 to December 2000, he was Founder, Chairman and CEO of AegiSoft Corp., one of the pioneering companies in the field of Digital Rights Management (DRM) for Internet media.  The key DRM technology is now built into every copy of the most popular media player, RealOne Player, with over 300 million registered users. His prior experience includes Chief System Architect for WinStar Communications;  Associate Director for Commercial Software Development, Ernst&Young LLP;  Principal, American Management Systems and Research Assistant for the Center for Computational Statistics, George Mason University

          David Richard Allen is a certified public account who has served as our Chief Financial Officer since February 2007.  Since February 2004, he has served as a consultant to various businesses,  specializing in corporate reorganizations and compliance matters.  From 1999 to 2004, he served as Chief Financial Officer for Millbrook Press, Inc. and in 2001 was appointed to serve as its President and Chief Executive Officer. Millbrook Press was a publisher of children’s books for the school library and trade markets. On February 6, 2004, Millbrook Press filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Connecticut.  Mr. Allen also serves as chief financial officer of another public company and devotes less than 25% of his business time to our activities.

Corinne Fallacaro has served as a director since our organization,  as Chief Executive Officer and President from organization through April, 2007, and as Secretary and Treasurer commencing April, 2007.  She currently devotes less than 50% of her business time to our activities.  She served as an officer and director of Falcon Entertainment Corp. and IMN, Inc. from 1997 until February 2001. From February 2001 until July 2004, Ms. Fallacaro operated the IMNTV.com website and related businesses. From 1991 until 1996 she was Vice President of CJS Holding, Inc., a private technology licensing company.  She holds a Bachelor of Arts degree from Empire State College.  She is the wife of James Fallacaro.

None of our directors is “independent.”  We do not have any standing compensation, nominating committees or audit committees nor is any  member of our directors an “audit committee financial expert.” The Board of Directors acts as our audit committee, to the extent required by law.

Section 16(a) Beneficial Owner Reporting Compliance

Because our common stock is not registered as an “equity security” under the Exchange Act, nor is it required to be so registered, persons who own more than 10% percent of our common stock and our directors and executive officers, are not required to file the reports contemplated by and are not subject to the “short swing profits” provisions of Section 16 of the Exchange Act.

Code of Ethics

The Company has adopted a code of ethics applicable to its principal executive officer and principal financial and accounting officer.

ITEM 10.   EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

Summary Compensation Table.

The following table lists, for the fiscal years indicated, the annual compensation for the individuals who served as our principal executive officers in fiscal 2007 and our two other most highly compensated executive officers who were serving in such capacity as of June 30, 2007.

Name and Principal Position[1]	Year[2]	Salary	Bonus	Option Awards	All Other Compensation	Total
James Fallacaro CEO and President	2007 2006	$75,000[3] --	-- --	-- --	$23,652 21,000	$98,652 21,000
Corinne Fallacaro CEO and President	2007 2006	-- --	-- --	-- --	50,000[4] --	50,000 --
Christopher Mauritz Executive VP & CTO	2007 2006	157,000[5] 98,500[6]	-- --	-- --	40,764[7] 20,040	197,764 118,540
Ji Shen VP-China Operations	2007 2006	78,000 176,500[8]	-- --	$754,912[9] --	-- --	832,912 176,500

1See “Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate  Governance; Compliance with Section 16(a) of the Exchange Act” for information regarding the periods in which these executive officers served in the capacities indicated.
2 Indicates the fiscal year ended June 30.
3 Represents the portion of his salary accrued in fiscal 2007.  His salary is payable as described under “- Agreements with Executive Officers” below.
4 Ms. Fallacaro was awarded $50,000 in connection with her resignation as CEO and President which sum is payable as described under “- Agreements with Executive Officers” below.  Does not include (i) the cost of her health insurance benefits, all of which costs are included in James Fallacaro’s information, (ii) the $242,383 in interest that accrued with respect to the indebtedness we owe her and (iii) $585,567, which represents the interest charge we recorded for financial statement reporting purposes pursuant to Emerging Issues Task Force 98-5 to reflect the intrinsic value of her right to convert into common stock the $1,798,009 of indebtedness we owed her as of June 30, 2007. See “Item 12. Certain Relationships and Related Transactions,” and Note 6 of Notes to Financial Statements.

5 Includes (i) $58,500 in cash and (ii) $98,500 which reflects the dollar amount recognized for financial statement reporting purposes resulting from the issuance to him of 50,000 shares of common stock.  The closing price per share on the date he commenced performing services was $2.95. See Note 6 of Notes to Financial Statements for a description of the assumptions made in valuing this issuance.
6 Reflects the dollar amount recognized for financial statement reporting purposes resulting from the issuance to him of 50,000 shares of common stock.  The closing price per share on the date he commenced performing services was $2.95. See Note 6 of Notes to Financial Statements for a description of the assumptions made in valuing this issuance.
7Includes the $22,764 cost of his health insurance benefits and $18,000 representing his tax gross-up.  See “-Agreements with  Executive Officers” below.
8 Includes (i) $78,000 in cash and (ii) $98,500 which reflects the dollar amount recognized for financial statement reporting purposes resulting from the issuance of 50,000 shares of common stock.  The closing price per share on the date he commenced performing services was $2.95. See Note 6 of Notes to Financial Statements for a description of the assumptions made in valuing this issuance.
9 Reflects the dollar amount recognized for financial statement reporting purposes  from the grant of five-year options to acquire 1,000,000    shares of common stock at an exercise price of $1.00 per share.  The last reported sales price on the grant date was $2.15 per share.  See Note 7 of Notes to Financial Statements for a description of the assumptions made in valuing this grant.

Agreements with Executive Officers

We entered into an oral one-year employment agreement with Mr. Fallacaro in January, 2007, pursuant to which he is to be paid a salary of $150,000, which is payable as described below.  We also provide Mr. Fallacaro with health insurance benefits.

We agreed to pay Corinne Fallacaro $50,000 in connection with her resignation as Chief Executive Officer and President, which is payable as described below.  We also provide her with health insurance benefits. She is not currently employed by us.

Messrs. Mauritz and Shen are “at-will” employees.  Mr. Mauritz is compensated at the rate which would net him $78,000 per year  after applicable federal, state, FICA and Medicare taxes, and is provided with health insurance benefits.  Mr. Shen is compensated at a rate of $78,000 per year.

The amounts payable to James Fallacaro and Corinne Fallacaro are to be paid on a pari passu basis on  the earlier to occur of the date that (i) the Board in its discretion determines that the Company is cash-flow positive, (ii) such payment would no longer jeopardize the Company’s ability to continue as a going concern and (iii) certain insolvency or related events occur.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information as of June 30, 2007 with respect to outstanding stock options held by the  officers identified in the Summary Compensation Table.

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
James Fallacaro	__	__	__	__	__
Corinne Fallacaro[2]	__	__	__	__	__
Christopher Mauritz	__	__	__	__	__
Ji Shen	1,000,000	__	__	$1.00	2/5/12

2Does not reflect her right to convert our indebtedness to her into common stock.  See “Item 12.  Certain Relationships and Related Transactions”

Director Compensation

During fiscal 2007, directors were not compensated for serving on the board.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of June 30, 2007, information with respect to (a) each person,  known to the Company to be a beneficial owner of more than five percent of the outstanding common stock,  (b) each of the executive officers named in the Summary Compensation Table, (c) each of the directors and (d) all of our directors and executive officers as a group.  Unless otherwise indicated, each of the persons identified below has sole voting and investment power with respect to the shares beneficially owned and the address for each such person is c/o Global Music International, Inc., 30 Grassy Plain St., Suite 7, Bethel, CT 06801.

Name and Address	Amount and Nature		Percent of
of Beneficial Owner	of Beneficial Owners		Class[1]

Corinne Fallacaro	18,727,709	[2]	78.1%
James Fallacaro	18,727,709	[3]	78.1%
Christopher Mauritz	2,283,500		10.3%
Ji Shen	1,100,000	[4]	4.9%
All directors and executive officers
as a group (five persons)	22,311,418	[5]	88.6%

1 The percentage ownership was calculated based on 22,184,500 shares outstanding as of June 30, 2007.
2 Includes 1,798,009 shares issuable upon conversion of $1,798,009 of our indebtedness to her.  See “Item 12. Certain Relationships and Related Transactions.”
3 Represents the shares owned by Corrine Fallacaro, his  wife, over which he disclaims beneficial ownership.
4 Includes 1,000,000 shares issuable upon exercise of options.
5 Includes options to acquire 1,175,000 shares of common stock and the right to convert debt into 1,823,215 shares of common   stock.

EQUITY COMPENSATION PLAN INFORMATION

Information as of June 30, 2007 regarding equity compensation plans approved and not approved by our stockholders is summarized in the following table:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	1,175,000	$1.00	-
Total	1,175,000	$1.00	-

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of June 30, 2006 and 2007, our indebtedness (including accrued interest) to Corinne Fallacaro, a principal shareholder and executive officer, was $1,404,743 and $1,798,009, respectively. As of June 30, 2007, $1,352,644 of such indebtedness was secured by substantially all of our assets.  This indebtedness bears interest at 6% per annum and is payable on demand.  See Notes 1, 5 and 11 of Notes to Financial Statements.

On February 6 , 2007, our board of directors authorized all the holders of our indebtedness (including Ms. Fallacaro, who was our Chief Executive Officer and President as of such date), to convert such  indebtedness (including interest accrued thereon through such date and thereafter)  at any time into shares of common stock at a conversion price of $1.00.  The closing price of a share of common stock on such date was $2.00.   As of June 30, 2007,  our indebtedness to Ms. Fallacaro of $1,798,009 was convertible into 1,798,009 shares of common stock.  For financial statement reporting purposes, we recorded a $585,567 interest charge for the grant of the conversion rights with respect to our indebtedness to her.  See Notes 5 and 11 of Notes to Financial Statements

ITEM 13.  EXHIBITS

Exhibit No.	Description of Exhibit
3.1	Articles of incorporation (1)
3.2	Bylaws (1)
3.3	Articles of Amendment to Articles of Incorporation (1)
10.1	Secured Promissory Note, dated October 3, 2000 (1)
10.2	Security Agreement dated October 3, 2000 by Falcon Entertainment in favor of James Fallacaro and Corinne Fallacaro (1)
10.3	Secured Promissory Note, dated July 29, 2004 (1)
10.4	Security Agreement dated July 28, 2004 by Global Music International in favor of Corinne Fallacaro (1)
10.5	Connecticut Bill of Sale of Personal Property, dated August 2, 2004 (1)
10.6	Real Mobile Agreement between RealNetworks Inc. and Global Music International
10.7	Artists License Agreement (2)
10.8	Content License Agreement between Midsoft Technology Co., Ltd. and Global Music International, dated 3/22/05 (3)
10.9	Content License Agreement between MobileVision Communications Ltd. and Global Music International, dated 7/13/05 (4)
10.10	Wireless Digital Music Cooperation Framework Agreement between Global Music International and China Unicom Newspace Communications Ltd. (5)
10.11
Mobile Digital Music Corporations [sic] Agreement between China Unicom Newspace and Beijing RuiHai Communications Information Technology, Ltd. (representing Global Music International Inc.) dated July 2006 (5)

10.12	Partnership Agreement between Global Music International and Beijing YueHai Communications Information Technology, Ltd., (5)
10.13	Form of Stock Option Agreement*
10.14	Form of Modified and Restated Stock Option Agreement*
10.15	Description of the terms pursuant to which Global Music International, Inc. employs James Fallacaro, Christopher Mauritz and Ji Shen*
10.16	Letter Agreement between Global Music International, Inc. and each of Corinne Fallacaro and James Fallacaro*
10.17
Music Video Reproduction and Exhibition Agreement dated October 26, 2006 by and between Global Music International, Inc. and Sony BMG Music Entertainment, and the amendment thereto for Additional Grants of Audio Music Content Distribution Rights

10.18	Agreement on Distribution of Whole Songs dated January 23, 2007 by and between Global Music International, Inc. and Beijing Starbright Technical Services Co., Limited
10.19	Telecommunications Services License Agreement dated July 18, 2007 by and between Global Music International, Inc. and Warner Music Group (Beijing)
10.20	Form of Convertible Promissory Note
14.1	Code of Ethics (4)
31.1	Rule 13a-14(a)/15d-14a(a) certification
31.2	Rule 13a-14(a)/15d-14(a) certification
32.1	Section 1350 certification

*    Indicates management compensation arrangement
(1) Incorporated by reference to our Registration Statement on Form SB-2 filed December 1, 2004, file # 333-120908
(2) Incorporated by reference to our Registration Statement on Form SB-2 filed March 24, 2005, file # 333-120908
(3) Incorporated by reference to our Registration Statement on Form SB-2 filed April 6, 2005, file # 333-120908
(4) Incorporated by reference to our Annual Report on Form 10-KSB filed September 28, 2005
(5) Incorporated by reference to the Annual Report on Form 10-KSB filed September 27, 2006.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees billed  for the audit and other services provided by our independent auditors, Carlin, Charron & Rosen, LLP in fiscal 2007 and 2006.

	2007	2006
Audit fees	$36,500	$29,310
Audit related fees	--	--
Tax fees	$3,000	$3,000
All other fees	--	--

Audit Fees. This category includes fees for the audits of our financial statements included in our Annual Report on Form 10-KSB, reviews of our financial statements included in our Quarterly Reports on Form 10-QSB or services normally provided by our accountant in connection with statutory and regulatory filings.

Audit-related Fees. This category consists of assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees” above.

Tax Fees. This category consists of professional services for tax compliance, tax planning and tax advice. The services for the fees disclosed under this category include tax return preparation, research and technical tax advice.

All Other Fees. This category consists of other professional products and services provided by our auditors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Music International, Inc.

Date: September 25, 2007
By:  /s/ James Fallacaro_________________
       James Fallacaro
       Chief Executive Officer and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of this registrant and in the capacities and on the dates indicated.

Date: September 25, 2007                                                            /s/  James Fallacaro___________________
       James Fallacaro,
       Chairman of the Board, Chief Executive Officer and President
       (Principal Executive Officer)

Date: September 25, 2007                                                             /s/ David Allen_______________________
         David Allen, Chief Financial Officer
        (Principal Financial and Accounting Officer)

Date: September 25, 2007                                                               /s/ Corinne Fallacaro___________________
          Corinne Fallacaro, Director

Date: September 25, 2007                                                             /s/ Christopher Mauritz_________________
         Christopher Mauritz, Director

Date: September 25, 2007                                                              /s/ Ji Shen___________________________
         Ji Shen, Director

GLOBAL MUSIC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
TABLE OF CONTENTS

INDEX TO FINANCIAL STATEMENTS	Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

FINANCIAL STATEMENTS

Balance Sheets as at June 30, 2007 and 2006	F-3

Statement of Operations for the Years ended June 30, 2007 and 2006 and for the period commencing July 1, 2004 (inception through June 30, 2007)	F-4

Statement of Changes in Stockholders’ Deficiency for the Years ended June 30, 2007 and 2006 and for the period commencing July 1, 2004 (inception through June 30, 2007)	F-5

Statement of Cash Flows for the Years ended June 30, 2007 and 2006 and for the period commencing July 1, 2004 (inception through June 30, 2007)	F-6

NOTES TO FINANCIAL STATEMENTS	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Global Music International, Inc.

We have audited the accompanying balance sheets of Global Music International, Inc. (the “Company”) (a development stage company) as of June 30, 2007 and 2006, and the related statements of operations, changes in stockholders’ deficiency, and cash flows for the years ended June 30, 2007 and 2006 and for the period commencing July 1, 2004 (inception) through June 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Music International, Inc. as of June 30, 2007 and 2006, and the results of its operations and its cash flows for the years ended June 30, 2007 and 2006 and for the period commencing July 1, 2004 (inception) through June 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has a working capital deficiency of $2,155,891 as of June 30, 2007, has earned minimal revenues, and has incurred a net loss since its inception totaling $3,492,417. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Carlin, Charron & Rosen, LLP

Glastonbury, Connecticut
September 25, 2007

GLOBAL MUSIC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
JUNE 30, 2007 AND 2006

ASSETS

ASSETS	2007	2006
Cash	$81,786	$5,222
Accounts Receivable	-	19,935
Prepaid License Fees	50,000	3,408
Other Current Assets	2,600	2,600
Total Current Assets	134,386	31,165

Property and Equipment, net	25,681	59,912
TOTAL ASSETS	$160,067	$91,077
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES
Accounts Payable	$25,500	$27,341
Accrued Expenses	20,168	6,261
Accrued Compensation	125,000	-
Convertible Debt	2,119,609	1,404,743
Total Current Liabilities	2,290,277	1,438,345

COMMITMENTS AND CONTINGENCIES ( Note 12)

STOCKHOLDERS' DEFICIENCY
Common Stock, $.0001 par value,
40,000,000 shares authorized	2,219	2,212
Common Stock To Be Issued	-	60,000
Additional Paid-In Capital	2,745,488	1,099,069
Unearned Compensation	-	(196,833)
Deficit Accumulated During the Development Stage	(4,877,917)	(2,311,716)
Total Stockholders' Deficiency	(2,130,210)	(1,347,268)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$160,067	$91,077

The accompanying notes are an integral part of these financial statements

GLOBAL MUSIC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006 AND FOR THE PERIOD
COMMENCING JULY 1, 2004 (INCEPTION) THROUGH JUNE 30, 2007

			Cumulative From July 1, 2004
	Year Ended June 30,		(Inception) Through
	2007	2006	June 30, 2007

Revenues	$73,053	$54,732	$127,785

Expenses
Consulting and Professional Fees	189,488	130,507	355,895
Compensation Expense	1,244,702	369,224	1,613,926
General and Administrative Expenses	197,818	133,603	402,708
License Fees	150,000	-	150,000
Interest Expense	805,596	67,900	958,669
Depreciation Expense	51,650	47,107	139,004
	2,639,254	748,341	3,620,202

Loss Before Provision For Income Taxes	(2,566,201)	(693,609)	(3,492,417)
Provision For Income Taxes	-	-	-
Net Loss	$(2,566,201)	$(693,609)	$(3,492,417)

Net Loss Per Common Share, basic and diluted	$(0.12)	$(0.03)

Weighted Average Common Shares Outstanding	22,157,274	21,960,973

The accompanying notes are an integral part of these financial statements

GLOBAL MUSIC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006 AND FOR THE PERIOD FROM JULY 1, 2004 (INCEPTION) THROUGH JUNE 30, 2007

							Deficit Accumulated	Total
	Common Stock		Common Stock to be Issued		Additional	Unearned	During the	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Compensation	Development Stage	Deficiency

Common stock issued in connection with:

Incorporation (July 1, 2004)	20,350,000	$2,035	-	$-	$-	$-	$-	$2,035

Private placements, net	1,307,000	131	-	-	350,015	-	-	350,146

Common stock to be issued in connection with:

Private placement	-	-	200,000	240,000	-	-	-	240,000

Services to be rendered	-	-	80,000	153,600	-	(153,600)	-	-

Dividend	-	-	-	-	-	-	(1,385,500)	(1,385,500)

Amortization of unearned compensation	-	-	-	-	-	10,400	-	10,400

Net loss	-	-	-	-	-	-	(232,607)	(232,607)

Balance, June 30, 2005	21,657,000	2,166	280,000	393,600	350,015	(143,200)	(1,618,107)	(1,015,526)

Common stock issued in connection with:

Private placement, net	200,000	20	(200,000)	(240,000)	239,980	-	-	-

Services to be rendered	80,000	8	(80,000)	(153,600)	153,592	-	-	-

Consulting services to be rendered	50,000	5	-	-	98,495	(98,500)	-	-

Officers' compensation	100,000	10	-	-	196,990	(197,000)	-	-

Legal services to be rendered	30,000	3	-	-	59,997	(60,000)	-	-

Common stock to be issued in connection with:

Services to be rendered	-	-	30,000	60,000	-	(60,000)	-	-

Amortization of unearned compensation	-	-	-	-	-	361,867	-	361,867

Net loss	-	-	-	-	-	-	(693,609)	(693,609)
								-
Balance, June 30, 2006, (as originally reported)	22,117,000	2,212	30,000	60,000	1,099,069	(196,833)	(2,311,716)	(1,347,268)

Adoption of SFAS No. 123R (Note 1)	-	-	-	-	(196,833)	196,833	-	-

Balance, July 1, 2007 (as adjusted)	22,117,000	2,212	30,000	60,000	902,236	-	(2,311,716)	(1,347,268)

Issuance of stock options to employees	-	-	-	-	851,428	-	-	851,428

Beneficial conversion features associated with
convertible debt	-	-	-	-	709,686	-	-	709,686

Common stock issued in connection with
consulting services	30,000	3	(30,000)	(60,000)	59,997	-	-	-

Common stock issued in connection with	37,500	4	-	-	(4)	-	-	-
consulting services

Amortization of unearned compensation	-	-	-	-	222,145	-	-	222,145

Net loss	-	-	-	-	-	-	(2,566,201)	(2,566,201)

Balance, June 30, 2007	22,184,500	$2,219	-	$-	$2,745,488	$-	$(4,877,917)	$(2,130,210)

The accompanying notes are an integral part of these financial statements

GLOBAL MUSIC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006 AND FOR THE PERIOD
COMMENCING JULY 1, 2004 (INCEPTION) THROUGH JUNE 30, 2007

			Cumulative From
			July 1, 2004 (Inception)
	Year Ended June 30,		Through
	2007	2006	June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,566,201)	$(693,609)	$(3,492,417)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense	51,650	47,107	139,004
Compensation expense pursuant to common stock
issued to founders at time of incorporation	-	-	2,035
Consulting and compensation expense pursuant to common
stock issued in exchange for services received	222,145	361,867	594,412
Compensation expense pursuant to issuance of stock options	851,428	-	851,428
Amortization of debt discount to interest expense	709,686	-	709,686
Interest on convertible debt paid in kind	91,992	67,890	245,055
Changes in assets and liabilities:
(Increase) decrease in:
Accounts Receivable	19,935	(19,935)	-
Prepaid License Fees	(46,592)	(3,321)	(50,000)
Other Current Assets	-	(2,600)	(2,600)
Increase (decrease) in:
Accounts Payable	(1,841)	18,852	25,500
Accrued Expenses	13,907	2,761	20,168
Accrued Compensation	125,000	-	125,000

Net cash used in operating activities	(528,891)	(220,988)	(832,729)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property and Equipment	(17,419)	(10,848)	(50,185)
Net cash used in investing activities	(17,419)	(10,848)	(50,185)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Convertible Debt	644,928	120,000	764,928
Repayments of Convertible Debt	(22,054)	-	(390,374)
Proceeds from Private Placement Offering, net	-	-	590,146

Net cash provided by financing activities	622,874	120,000	964,700
Increase (decrease) in cash	76,564	(111,836)	81,786
Cash, beginning of period	5,222	117,058	-
Cash, end of period	$81,786	$5,222	$81,786

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities
Note payable recorded in connection with purchase of
equipment and recognition of dividend to officer / director	$-	$-	$1,500,000
Unearned Compensation recorded in connection with common
stock issued and to be issued in exchange for services to be
rendered	50,625	415,500	619,725

The accompanying notes are an integral part of these financial statements

GLOBAL MUSIC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Global Music International, Inc. (a development stage company) (the “Company”) operates in certain geographic segments (the United States and China) of the global cellular entertainment industry for the broadcast of music videos, ring tones and ring back tones on major telecom networks. The Company also operates a website www.IMNTV.com  which only broadcasts independent music videos from around the world.

DEVELOPMENT STAGE COMPANY

The Company was incorporated in the State of Florida on July 1, 2004 (inception). Operations from the Company’s inception through June 30, 2007 were devoted primarily to strategic planning, development of music and video content, raising capital and developing revenue-generating opportunities.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements.  Actual results could differ from those estimates.

REVENUE RECOGNITION

The Company’s licensing agreements provide for the Company to receive a stated percentage of subscriber revenue after a deduction for carrier charges (“royalties”). For those arrangements where royalties are reasonably determinable, the Company recognizes revenue based on estimates of royalties earned during the applicable period and adjusts for differences between the estimated and actual royalties when they become known. For those arrangements in which royalties are not reasonably determinable the Company recognizes revenue upon receipt of royalty statements from the licensee.

CASH AND CASH EQUIVALENTS

The Company considers financial instruments with an original maturity date of three months or less from the date of purchase to be cash equivalents.  The Company had no cash equivalents at June 30, 2007 and 2006.

PROPERTY AND EQUIPMENT

Property and equipment are carried at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to operations as incurred.  Expenditures which substantially increase the useful lives of the related assets are capitalized.

The Company purchased various assets necessary to webcast its programming from the Company’s founder, who is its former President/CEO (now its Treasurer) and a director, in exchange for a $1,500,000 promissory note (see Note 5).  Prior to the purchase, the assets were assessed for impairment and written down to fair value, which was determined to be $114,500.  The fair value was determined based on quoted market prices for similar assets. The difference between the fair value of the assets purchased and the note payable was recorded as a dividend totaling $1,385,500.

GLOBAL MUSIC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (Continued)
JUNE 30, 2007 AND 2006

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

               STOCK BASED COMPENSATION

On July 1, 2006 the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which establishes accounting for equity instruments exchanged for services.  Under the provisions of SFAS No. 123R, share-based compensation issued to employees is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period of the grant). Upon adoption of  SFAS No. 123R, the Company reclassified unearned compensation totaling approximately $197,000 to additional paid in capital which resulted in no net impact to total stockholders’ deficiency. Except as noted above, the adoption of SFAS No. 123R had no significant impact to the Company.

Share-based compensation issued to non-employees is measured at grant date, based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more readily measurable, and is recognized as an expense over the requisite service period.

CONVERTIBLE DEBT

The Company accounts for its convertible debt in accordance with the provisions of Emerging Issues Task Force Issue (“EITF”) 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features,” (“EITF 98-5”) and EITF 00-27 “Application of EITF 98-5 to Certain Convertible Instruments,” which require that embedded beneficial conversion features present in convertible securities be valued separately at issuance and should be recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital.  The Company recognizes the resulting discount as interest expense over the minimum period from the date of issuance through the date of earliest conversion using the effective interest method.

NET LOSS PER COMMON SHARE

The Company presents “basic” and “diluted” earnings (loss)  per share pursuant to the provisions of SFAS No. 128, Earnings per Share.  Basic earnings  (loss) per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period.  The common stock equivalents for the Company’s convertible debt and employee stock options were not included in the computation of the dilutive loss per share because to do so would be anti-dilutive.

FOREIGN CURRENCY TRANSACTIONS

The Company accounts for transactions denominated in a foreign currency in accordance with the provisions of SFAS No. 52, “Foreign Currency Translation,” which establishes standards of financial accounting and reporting for foreign currency transactions in the financial statements of a reporting enterprise. At year end, recorded balances denominated in a foreign currency are recorded at the current exchange rate as of the end of the fiscal year.  All transactions included in the statements of operations are recorded at the average currency exchange rate in effect during the fiscal year.  The Company recognized gains on foreign currency transactions  of $514 and $-0-  for the years end June 30, 2007 and 2006, respectively, and $514 for the period commencing  July 1, 2004 (inception) through June 30, 2007, which has been included in general and administrative expenses in the statement of operations.

GLOBAL MUSIC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (Continued)
JUNE 30, 2007 AND 2006

NOTE 1 –SIGNIFICANT ACCOUNTING POLICIES (continued)

RECLASSIFICATION

Certain prior year amounts have been reclassified to conform to the current year presentation.

               RECENT ACCOUNTING PRONOUNCEMENTS

The Company is required to adopt the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 10 9” (“FIN No. 48”) in the first quarter of the fiscal year ended June 30, 2008. FIN No. 48 requires that the impact of tax positions be recognized in the financial statements if they are more likely than not of being sustained upon examination, based on the technical merits of the position. The impact to the Company as a result of adopting FIN No. 48 is currently being evaluated and has not yet been determined.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” which is effective for fiscal years beginning after November 15, 2007. SFAS No. 157 provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. The impact to the Company as a result of adopting SFAS No. 157 is currently being evaluated and has not yet been determined.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to chose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The impact to the Company as a result of adopting SFAS No. 159 is currently being evaluated and has not yet been determined.

NOTE 2 – FAIR VALUE OF FINANCIAL INSTRUMENTS

CONCENTRATIONS OF CREDIT RISK

The Company places its cash deposits in the United States with a high quality credit institution and such deposits, at times, may exceed federal depository insurance limits. The Company also maintains an operating bank account in China, which is uninsured.

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

The carrying amount of the Company’s financial instruments approximates their fair value.

The Company’s financial instruments are held for other than trading purposes.

GLOBAL MUSIC INTERNATION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
June 30, 2007 AND 2006

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2007 and 2006 consists of the following:

	2007	2006
Computer hardware	$157,685	$140,266
Website	7,000	7,000
	164,685	147,266
Less: Accumulated depreciation	139,004	87,354
	$25,681	$59,912

Depreciation expense totaled $51,650 and $47,107 for the years ended June 30, 2007 and 2006, respectively, and $139,004 for the period commencing July 1, 2004 (inception) through June 30, 2007.

NOTE 4 – CONTROL

As of June 30, 2007, the Treasurer (formerly the President/CEO) and director owns more than 70% of the Company’s common stock and, therefore, has the effective power to elect all members of the board of directors and to control the vote on substantially all other matters, without the approval of other stockholders.

NOTE 5 -  CONVERTIBLE DEBT

              The following is a summary of convertible debt as of June 30, 2007 and 2006:

	June 30, 2007	June 30, 2006
Unsecured working capital advances from Treasurer/Director, due on demand, with interest at 6%	$423,946	$120,000

Note payable to Treasurer/Director, secured by substantially all of the assets of the Company, due on demand, with interest at 6%	1,131,680	1,131,680

Term loans payable, due from September 30, 2007 through May 10, 2008, with interest ranging from 6%– 14%	318,928	-

	1,874,554	1,251,680

Accrued interest on above arrangements	245,055	153,063
	$2,119,609	$1,404,743

GLOBAL MUSIC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (Continued)
JUNE 30, 2007 AND 2006

NOTE 5 -  CONVERTIBLE DEBT (continued)

WORKING CAPITAL ADVANCES

The former President/CEO and director (now the Treasurer and director as of February 2007) has provided various short-term working capital advances. During the years ended June 30, 2007 and 2006, short-term working capital advances under this borrowing arrangement totaled $316,000 and $120,000, respectively. Repayments under this borrowing arrangement totaled $12,054 and $-0- for the years ended June 30, 2007 and 2006, respectively. Accrued interest on these advances totaled $21,329 and $-0- as of June 30, 2007 and 2006, respectively.

NOTE PAYABLE –TREASURER / DIRECTOR

The note payable to Treasurer/Director represents amounts due to the Company’s founder, who is also the Treasurer/Director of the Company.  Accrued interest on this note totaled $221,054 and $153,063 at June 30, 2007 and 2006, respectively.

TERM LOANS PAYABLE

During the year ended June 30, 2007, the Company borrowed funds under five term loan agreements.  Accrued interest on these term loans totaled $2,672 as of June 30, 2007.

The detail of the term loans as of June 30, 2007 and  2006 is as follows:

	2007	2006
Note dated February 2, 2007, 9% interest, maturing December 30, 2007	$25,000	$-
Note dated May 10, 2007, 6% interest, maturing May 10, 2008	25,000	-
Note dated May 30, 2007, 14% interest, maturing September 30, 2007	101,989	-
Note dated June 7, 2007, 9% interest, maturing October 7, 2007	66,939	-
Note dated June 29, 2007, 9% interest, maturing December 29, 2007	100,000	-
	$318,928	$-

CONVERSION FEATURE

On February 6, 2007, the Company’s Board of Directors voted to provide an irrevocable option to convert any and all of the outstanding amount of principal and accrued interest on the working capital advances and note payable-treasurer/director into shares of the Company’s common stock at a conversion price of $1 per share.  Each of the term loans contain a provision that allows the holder to convert any and all of the principal and accrued interest into shares of the Company’s common stock at a conversion price of $1 per share.  The working capital advances, note payable-treasurer/director and term loans are convertible at any time at the holder’s option.

In accordance with EITF 98-5, during the year ended June 30, 2007 the Company recorded a debt discount of $709,686 on the above debt, representing the intrinsic value of the conversion options based upon the differences between the fair value of the underlying common stock at the commitment date and the effective conversion price embedded in the debt. In determining the fair value, the Company applied a discount of 33% to the closing market price of the stock on the grant date in consideration of the stock’s lack of marketability (including trading volume) and the doubt associated with regards to the Company’s ability to continue as a going concern. The Company determined the commitment date for the term loans to be the dates the notes were entered into and for the working capital advances and the note payabe-treausre/director, the date the Board of Directors granted the conversion feature. Since all of the above debt is immediately convertible, the Company recognized interest expense for the entire debt discount of $709,686 during the year ended June 30, 2007.

GLOBAL MUSIC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS – (CONTINUED)
JUNE 30, 2007 AND 2006

NOTE 6 – COMMON STOCK

COMMON STOCK ISSUED

The Company is authorized to issue 40,000,000 shares of $.0001 par value common stock.  Of the authorized shares, 20,350,000 shares were issued to the founders of the Company. The Company recognized $2,035 in compensation expense in connection with the issuance of these shares.

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

On June 15, 2005, the Company entered into consulting agreements with two service providers. The consulting agreements required the aggregate issuance of 80,000 shares of common stock at $1.92 per share in exchange for certain services to be performed. The resale of the shares is subject to the limitations imposed pursuant to Rule 144 promulgated by the Securities and Exchange Commission (“Rule 144”). The shares granted were valued at the estimated fair value of the shares issued. In determining the fair value, the Company applied a discount of 33% to the closing market price of the stock on the date the services were scheduled to begin in consideration of the stock’s lack of marketability (including trading volume) and the doubt associated with regards to the Company’s ability to continue as a going concern. The Company recognized compensation expense in connection with these agreements totaling $-0- and $143,200 for the years ended June 30, 2007 and 2006, respectively, and $153,600  for the period  from inception ( July 1, 2004 )  through June 30, 2007.

On June 30, 2005, the Company completed a private placement to a single investor and in July 2005 issued 200,000 shares of common stock at $ 1.20 per share. The Company received gross proceeds from the offering of $240,000. The Company incurred no costs related to this offering.

On January 1, 2006, the Company entered into a consulting agreement with a service provider to issue 50,000 shares of common stock at $1.97 per share for services to be performed for the period January 1, 2006 through June 30, 2006. The resale of the shares is subject to the limitations imposed pursuant to Rule 144. The shares granted were valued at the estimated fair value of the shares issued. In determining the fair value, the Company applied a discount of 33% to the closing market price of the stock on the date the services were scheduled to begin in consideration of the stock’s lack of marketability (including trading volume) and the doubt associated with regards to the Company’s ability to continue as a going concern. The Company recognized compensation expense totaling $-0- and $98,500 for the years ended June 30, 2007 and 2006, respectively, and $98,500 for the period from inception (July 1, 2004) through June 30, 2007, in connection with this agreement.

On January 1, 2006, the Company entered into a contract to issue 100,000 shares common stock at $1.97 per share to the Company’s Chief Technology Officer for services to be performed during the period from January 1, 2006 to December 31, 2006. The resale of the shares is subject to the limitations imposed pursuant to Rule 144.  The shares granted were valued at the estimated fair value of the shares issued. In determining the fair value, the Company applied a discount of 33% to the closing market price of the stock on the date the services were scheduled to begin in consideration of the stock’s lack of marketability (including trading volume) and the doubt associated with regards to the Company’s ability to continue as a going concern. The Company recognized compensation expense totaling  $98,500 and $98,500 for the years ended June 30, 2007 and 2006, respectively and $197,000 for the period from inception (July 1, 2004) through June 30, 2007.

GLOBAL MUSIC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (Continued)
JUNE 30, 2007 AND 2006

NOTE 6 – COMMON STOCK (CONTINUED)

On March 28, 2006, the Company entered into two consulting contracts with service providers to issue an aggregate total of 30,000 shares of common stock at $2.00 per share. The resale of the shares is subject to the limitations imposed pursuant to Rule 144. The shares granted were valued at the estimated fair value of the shares issued In determining the fair value, the Company applied a discount of 33% to the closing market price of the stock on the date the services were scheduled to begin in consideration of the stock’s lack of marketability (including trading volume) and the doubt associated with regards to the Company’s ability to continue as a going concern. The Company recognized consulting expense of $40,000 and $20,000 for the years ended June 30, 2007 and 2006, respectively and $60,000 for the period from inception (July 1, 2004) through June 30, 2007.

On June 20, 2006, the Company entered into a consulting agreement with a service provider to issue 30,000 shares of common stock at $2.00 per share. The resale of the shares is subject to the limitations imposed pursuant to Rule 144. The shares granted were valued at the estimated fair value of the shares issued  In determining the fair value, the Company applied a discount of 33% to the closing market price of the stock on the date the services were scheduled to begin in consideration of the stock’s lack of marketability (including trading volume) and the doubt associated with regards to the Company’s ability to continue as a going concern. The Company recognized consulting expense of $58,333 and $1,667 for the years ended June 30, 2007 and 2006, respectively, and $60,000 for the period from inception ( July 1, 2004) through June 30, 2007.

On January 1, 2007, the Company entered into two consulting agreements with two service providers to issue 37,500 shares of  common stock at $ 1.35 per share for services to be performed during the period from January 1, 2007 through December 31, 2007. The resale of the shares is subject to the limitations imposed pursuant to Rule 144. The shares granted were valued at the estimated fair value of the shares issued. In determining the fair value, the Company applied a discount of 33% to the closing market price of the stock on the date the services were scheduled to begin in consideration of the stock’s lack of marketability (including trading volume) and the doubt associated with regards to the Company’s ability to continue as a going concern. The Company recognized $25,312 in consulting expense for the year ended June 30, 2007 and for the period commencing July 1, 2004 (inception) through June 30, 2007, in connection with these agreements.

NOTE 7 – STOCK OPTIONS - VALUATION

During the year ended June 30, 2007, the Company’s Board of Directors  approved the grant of 1,175,000 stock options to two of its executive officers. The options vested on the grant dates, have an exercise price of $1.00 per share and expire five years from the grant date. The fair value of the stock options were estimated at the date of grant using the Black-Scholes option - pricing model with the following  assumptions: risk-free interest rates of 4.90%; no dividend yield; volatility factor of the expected market price of the Company’s common stock of 63%-67% and an expected life of 2.5 years. The Company’s stock option compensation expense determined under the fair value based method totaled $851,428 and has been included in compensation  expense in the statement of operations for the year ended  June 30, 2007 and for the period from July 1, 2004 (inception) through June 30, 2007.  In performing the above calculation, the Company applied a discount of 33% to the closing market price of the stock on the date of grant of the options in consideration of the stock’s lack of marketability (including trading volume) and the doubt associated with regards to the Company’s ability to continue as a going concern.

GLOBAL MUSIC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS – (CONTINUED)
June 30, 2007 AND 2006

NOTE 7 – STOCK OPTIONS – VALUATION (continued)

Stock option activity for the year ended June 30, 2007 is as follows:

	Stock Options	Weighted Average Exercise Price

Outstanding, July 1, 2006	-	$-
Granted	1,175,000	1.00
Expired	-	-
Exercised	-	-
Outstanding, June 30, 2007	1,175,000	1.00

Average remaining life (years)	4.7

Exerciseable at June 30, 2007	1,175,000	1.00

Intrinsic value:

Outstanding	$456,250

Exerciseable	$456,250

For the years ended June 30, 2007 and 2006, and cumulative from  July 1, 2004 (inception) to June 30, 2007, no options were exercised and no cash was received from the exercise of options.

NOTE 8 – INCOME TAXES

Deferred taxes result from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements.

The provision for income taxes consists of the following:
	2007	2006
Current	$-	$-

The significant components of the deferred tax provision (benefit) are as follows:

	2007	2006
Net operating losses	$358,000	$127,000
Stock compensation	224,000	25,000
Interest	262,000	23,000
Accrued compensation	43,000	-
Property and equipment, net	7,000	1,000
Meals and entertainment	5,000	3,000
Valuation allowance	(899,000)	(179,000)
	$-	$-

GLOBAL MUSIC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS – (CONTINUED)
June 30, 2007 AND 2006

NOTE 8 – INCOME TAXES (continued)

The components of the net deferred tax asset (liability) at June 30, 2007 and 2006 are as follows:

	2007	2006
Net operating losses	$579,000	$221,000
Stock compensation	298,000	74,000
Interest	314,000	52,000
Accrued compensation	43,000	-
Property and equipment,net	11,000	4,000
Valuation allowance	(1,245,000)	(351,000)
	$-	$-

At June 30, 2007, the Company has net operating loss carry-forwards for federal and state income tax purposes of approximately $1,383,000 and $1,450,000, respectively, which will expire through 2027. The Company evaluates a variety of factors in determining the carrying amount of the deferred tax asset including earnings history.  The Company has recorded a valuation allowance of $1,245,000 as of June 30, 2007 as the Company cannot determine that realization, of any of  its net deferred tax asset is more likely than not.

Expected tax expense based on the federal statutory rate is reconciled with the actual tax expense for the period from July 1, 2004 (inception)  through June 30, 2007 as follows:

Statutory federal income tax	(34%)
Other	(2)
Valuation allowance on net deferred tax assets	36
-%

NOTE 9 – OPERATING LEASES

The Company leases office facilities in the United States and China under operating leases which extend to November 2007 for the United States and June 2008 for China. Future minimum lease payments under these operating leases total $20,900 in 2008 and $-0- for the years ending June 30, 2009 through June 30, 2012. Rental expenses incurred under these operating leases totaled $14,300 and $8,000 for the years ended June 30, 2007 and 2006, respectively, and $21,300 for the period commencing July 1, 2004 (inception) through June 30, 2007.

NOTE 10 – AGREEMENTS

In September 2005, the Company entered into a contract with RealNetworks, Inc. (“Real”) to provide music video content to be aired on Real’s Rhapsody Radio and distributed to cellular phones via a separate agreement between Real and Sprint.  The agreement calls for the Company to receive a stated percentage of subscriber revenue after a deduction for carrier charges. The agreement can be extended for one year periods upon mutual agreement. The Company has recognized revenue, relating to this agreement, totaling $73,053 and $54,732 for the years ended June 30, 2007 and 2006, respectively, and $127,785 for the period commencing July 1, 2004 (inception) through June 30, 2007.  The Company terminated this contract in the fourth quarter of fiscal 2007 and therefore does not anticipate further revenue to be generated from this contract.

GLOBAL MUSIC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS – (CONTINUED)
June 30, 2007 AND 2006

NOTE 10 – AGREEMENTS (continued)

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

On October 26, 2006 the Company entered into a Music Video Reproduction and Exhibition Agreement (the” Agreement”) with Sony BMG Music Entertainment. The Agreement will provide music content to the Company for distribution through its operating contracts already in place in both the United States (“U.S.”) and China. Access to the music content is dependant on the Company demonstrating specific technical and security capabilities, which have been demonstrated for the China portion of the Agreement. The Agreement is for a one year period and required a $50,000 non-refundable advance in connection with the China portion of the Agreement, and a $50,000 refundable advance for the U.S. portion of the Agreement, both of which were paid in November 2006. Since the advance in connection with the U.S. portion of the Agreement is refundable, it has been reflected as a prepaid expense as of  June 30, 2007. The Agreement also requires that, upon meeting specific conditions, a content preparation and delivery fee of $100,000 be paid for each of the China and U.S. portions of the Agreement. As of June 30, 2007 these conditions have been met for the China portion of the Agreement and accordingly $100,000 has been paid and expensed by the Company and is recorded as a License Fee Expense in the statement of operations for the year ended June 30, 2007. The Agreement also requires, that upon content distribution, a minimum monthly service fee will be payable for the remaining term of the Agreement for both the U.S. and China. As of  June 30, 2007, limited content distribution had begun.

During the quarter ended March 31, 2007 the Company decided not to renew the following contracts due to the Company’s agreement with China Unicom Newspace, a wholly owned subsidiary of China Unicom and the Company’s agreement with Sony/BMG.

•	February 2005 agreement with RealNetworks

•	July 2005 non-exclusive content license agreement with MobileVision.

•	December 2005 content license agreement with Omnistar Technologies, Ltd.

•	December 2005 non-exclusive license agreement with Moli Entertainment Ltd.

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company has an outstanding demand note payable with its Treasurer/Director. The outstanding balance of this demand note payable as of June 30, 2007 is $1,352,734 which includes principal and accrued interest. In addition the Company has received short term working capital advances from the same Treasurer/Director.  The balance of these working capital advances and accrued interest is $445,275 as of June 30, 2007. The demand note-treasurer/director and the working capital advances are more fully described in Note 5. In addition, the Company has recorded a liability of $50,000 as of June 30, 2007 to the same Treasurer/Director, for payment relating to services as President of the Company. The Treasurer/Director has agreed not to be paid until the earlier of (i) the date that the Board in its discretion determines that the Company is cash-flow positive, (ii) such payment would no longer jeopardize the Company’s ability to continue as a going concern, and (iii) the occurrence of  certain insolvency and related events.

GLOBAL MUSIC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS – (CONTINUED)
June 30, 2007 AND 2006

NOTE 11 – RELATED PARTY TRANSACTIONS (continued)

The Company has recorded a liability of $75,000 as of June 30, 2007 for salary payable to its current President. The President has agreed not to be paid this salary until the earlier of (i) the date that the Board in its discretion determines that the Company is cash-flow positive, (ii) such payment would no longer jeopardize the Company’s ability to continue as a going concern, and (iii) the occurrence of  certain insolvency and related events. The salary is $150,000 for the calendar year 2007.

The Company has entered into term loan agreement with its Chief Financial Officer, whereby the officer has loaned the     Company $25,000 at 6% interest payable on May 10, 2008. This loan is one of the term loans more fully described in Note 5 and has a convertible feature attached. In addition, the same officer is owed $10,000 for unpaid services as of June 30, 2007.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company has entered into a content and distribution agreement with an international music and entertainment company. This agreement, among other things,  requires the Company to make a minimum monthly royalty payment of $50,000 commencing with the product launch, in China, under its agreement with a content distributor in China. The monthly payment requirement is for the 12 month term of the contract, committing the Company to a $600,000 minimum royalty.

NOTE 13 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As shown in the accompanying financial statements, the Company has a working capital deficiency of $2,155,891 as of June 30, 2007, has earned minimal revenues, and has incurred a net loss from July 1, 2004 (inception) through June 30, 2007 totaling $3,492,417. In addition, the note payable-treasurer/director and working capital advances are due on demand. If the treasurer/director were to call the note or the advances, the Company would be unable to meet these obligations. Further, no assurance can be given that the Company will maintain its cost structure as presently contemplated, raise additional capital on satisfactory terms, or that the distribution agreements described more fully in Note 10 will generate sufficient revenue to sustain operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has entered into two agreements for content and the distribution of its media content in China ( described more fully in Note 10) and intends to enter into additional agreements with wireless telecommunication companies and  raise additional  funds to continue operations.

GLOBAL MUSIC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS – (CONTINUED)
June 30, 2007 AND 2006

NOTE 14 – SUBSEQUENT EVENTS

On July 2, 2007, the Company entered into a consulting agreement with a service provider.  The consulting agreement required the issuance of 100,000 shares of restricted common stock at $1.12 per share in exchange for certain services to be performed.  The resale of the shares is subject to the limitations imposed pursuant to Rule 144. The shares granted will be valued at the estimated fair value of the shares issued. In determining the fair value, the Company applied a discount of 33% to the closing market price of the stock on the date the services were scheduled to begin in consideration of the stock’s lack of marketability (including trading volume) and the doubt associated with regards to the Company’s ability to continue as a going concern. The financial statement effect of this transaction will be reflected in the quarter ending September 30, 2007.

On July 1, 2007, the Company entered into a second content and distribution agreement with an international music and entertainment company which will allow the Company to make available additional music content under its agreement with a content distributor in China.

In July 2007, the Company entered into an arrangement with an investment banker pursuant to which the banker agreed to assist the Company  in raising  between $3 million to $5 million.

On August 29, 2007, the Company modified its two stock option grants totaling 1,175,000 of options; after giving effect to the modifications, the option exercise price was adjusted from $1.00 to $1.15.  The Company has determined that there is no future financial statement effect for the modifications to these options.

On August 29, 2007, the Company issued options to acquire the aggregate of an additional 176,250 share of common stock, to two executive officers at $1.15 per share. These options are exercisable on January 1, 2008 and expire in 2012. The Company will record the appropriate compensation expense, associated with the issuance of these options, upon vesting.

