Form 10QSB
period 2007-09-30
Global Music International, Inc.
filed 2007-11-14
CIK 1308841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: September 30, 2007

[ ] Transition Report under Section 13 or 15(d) of the Exchange Act

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of  November 12, 2007, there were 22,284,500 shares of our common stock outstanding.

Transitional  Small Business Format  Disclosure    YES [_]    NO  [ X ]

INDEX

Page No.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Condensed Balance Sheets, September 30, 2007 (unaudited) and June 30, 2007 (audited)	3

Condensed Statements of Operations, for the three month periods ended
September 30 2007 and 2006 and Cumulative from Inception (July 1, 2004) to
September 30, 2007 (unaudited)	4

Condensed Statement of Changes in Stockholders’ Deficiency, Cumulative from
Inception (July 1, 2004) to September 30, 2007 (unaudited)	5

Condensed Statements of Cash Flows, for the three month periods ended
September 30, 2007 and 2006 and Cumulative from Inception (July 1, 2004) to
September 30, 2007 (unaudited)	6

Notes to Condensed Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis or Plan of Operation	14

Item 3A(T). Controls and Procedures	15

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3. Defaults Upon Senior Securities	17

Item 4. Submission of Matters to a Vote of Security Holders	17

Item 5. Other Information	17

Item 6. Exhibits	17

Signatures	18

PART 1.	FINANCIAL INFORMATION
Item 1.	Financial Statements

GLOBAL MUSIC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

ASSETS

	September 30, 2007	June 30, 2007
	(unaudited)	(audited)
Cash	$6,769	$81,786
Prepaid License Fees	116,200	50,000
Other Current Assets	1,994	2,600
Total Current Assets	124,963	134,386

Property and Equipment, net	25,303	25,681

TOTAL ASSETS	$150,266	$160,067
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES
Accounts Payable	$190,000	$25,500
Accrued Expenses	47,252	20,168
Accrued Compensation	162,500	125,000
Convertible Debt	2,272,950	2,119,609
Total Current Liabilities	2,672,702	2,290,277

COMMITMENTS AND CONTINGENCIES (Note 8)	-	-

STOCKHOLDERS' DEFICIENCY
Common Stock, $.0001 par value,
40,000,000 shares authorized	2,229	2,219
Additional Paid-In Capital	2,843,347	2,745,488
Deficit Accumulated During the Development Stage	(5,368,012)	(4,877,917)
Total Stockholders' Deficiency	(2,522,436)	(2,130,210)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$150,266	$160,067

The accompanying notes are an integral part of these condensed financial statements

GLOBAL MUSIC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

			Cumulative From Inception
	Three Month Period Ended		(July 1, 2004) To
	September 30, 2007	September 30, 2006	September 30, 2007

Revenues	$-	$-	$127,785

Operating expenses
Consulting and Professional Fees Expense	194,156	15,000	550,051
Compensation Expense	101,599	68,750	1,715,525
General and Administrative Expenses	99,809	87,815	502,517
License Fees	-	-	150,000
Interest Expense	90,570	17,115	1,049,239
Depreciation Expense	3,961	12,272	142,965
	490,095	200,952	4,110,297

Loss Before Provision For Income Taxes	(490,095)	(200,952)	(3,982,512)
Provision For Income Taxes	-	-	-
Net Loss	$(490,095)	$(200,952)	$(3,982,512)

Net Loss Per Common Share, basic and diluted	$(0.02)	$(0.01)

Weighted Average Basic Common Shares Outstanding	22,282,302	22,118,233

The accompanying notes are an integral part of these condensed financial statements

GLOBAL MUSIC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
CUMULATIVE FROM INCEPTION (JULY 1, 2004) TO SEPTEMBER 30, 2007 (UNAUDITED)

				Deficit Accumulated	Total
	Common Stock		Additional	During the	Stockholders'
	Shares	Value	Paid-in Capital	Development Stage	Deficiency

Common Stock
Issued in connection with:

Incorporation (July 1, 2004)	20,350,000	$2,035	$-	$-	$2,035

Private Placements	1,507,000	151	589,995	-	590,146

Consulting Services and Officers' Compensation	427,500	43	621,025	-	621,068

Issuance of Stock Options for Employee Compensation	-	-	864,412	-	864,412

Beneficial Conversion Feature Associated with
Convertible Debt	-	-	767,915	-	767,915

Dividend	-	-	-	(1,385,500)	(1,385,500)

Net loss	-	-	-	(3,982,512)	(3,982,512)

Balance, September 30, 2007	22,284,500	$2,229	$2,843,347	$(5,368,012)	$(2,522,436)

The accompanying notes are an integral part of these condensed financial statements

GLOBAL MUSIC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

			Cumulative From
			Inception (July 1, 2004)
	Three Month Period Ended		To
	September 30, 2007	September 30, 2006	September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(490,095)	$(200,952)	$(3,982,512)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense	3,961	12,272	142,965
Compensation expense pursuant to common stock
issued to founders at time of incorporation	-	-	2,035
Consulting and compensation expense pursuant to common
stock issued in exchange for services received	26,656	84,250	621,068
Compensation expense pursuant to issuance of stock options	12,984	-	864,412
Amortization of debt discount to interest expense	58,229	-	767,915
Interest on convertible debt paid in kind	32,341	17,115	277,396
Changes in assets and liabilities:
(Increase) decrease in:
Accounts Receivable	-	19,935	-
Prepaid License Fees	(66,200)	3,408	(116,200)
Other Current Assets	606	-	(1,994)
Increase (decrease) in:
Accounts Payable	164,500	19,795	190,000
Accrued Expenses	27,084	8,764	47,252
Accrued Compensation	37,500	-	162,500

Net cash used in operating activities	(192,434)	(35,413)	(1,025,163)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property and Equipment	(3,583)	(9,349)	(53,768)
Net cash used in investing activities	(3,583)	(9,349)	(53,768)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Convertible Debt	146,000	41,000	910,928
Repayments of Convertible Debt	(25,000)	-	(415,374)
Proceeds from Private Placement Offering, net	-	-	590,146

Net cash provided by financing activities	121,000	41,000	1,085,700
Increase (decrease) in cash	(75,017)	(3,762)	6,769
Cash, beginning of period	81,786	5,222	-
Cash, end of period	$6,769	$1,460	$6,769

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities
Note payable recorded in connection with purchase of
equipment and recognition of dividend to officer / director	$-	$-	$1,500,000

The accompanying notes are an integral part of these condensed financial statements

GLOBAL MUSIC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission       (the “SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. In the Company’s opinion, the unaudited interim financial statements and accompanying notes reflect all adjustments, consisting of  normal and recurring adjustments that are necessary for a fair presentation of its financial position and operating results as of and for the interim periods ended  September 30, 2007 and 2006 and cumulative from inception (July 1, 2004) to September 30, 2007.

The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. This Form 10-QSB should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-KSB for the year ended June 30, 2007.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

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

DEVELOPMENT STAGE COMPANY

The Company was incorporated in the State of Florida on July 1, 2004 (inception). Operations from the Company’s inception through September 30, 2007 were devoted primarily to strategic planning, development of music and video content, raising capital and developing revenue-generating opportunities.

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

GLOBAL MUSIC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

               STOCK BASED COMPENSATION

The Company accounts for equity instruments exchanged for services in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.”Under the provisions of SFAS No. 123R, share-based compensation issued to employees is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period of the grant). Share-based compensation issued to non-employees is measured at grant date, based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more readily measurable, and is recognized as an expense over the requisite service period.

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

NET LOSS PER COMMON SHARE

The Company presents “basic” earnings (loss) per share and, if applicable, “diluted” earnings per share pursuant to the provisions of SFAS No. 128, Earnings per Share.  Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period. The common stock equivalents for the Company’s convertible debt and stock options were not included in the computation of diluted loss per share because to do so would be anti-dilutive.

FOREIGN CURRENCY TRANSACTIONS

The Company accounts for transactions denominated in a foreign currency in accordance with the provisions of SFAS No. 52, “Foreign Currency Translation,” which establishes standards of financial accounting and reporting for foreign currency transactions in the financial statements of a reporting enterprise. At period end, recorded balances denominated in a foreign currency are recorded at the current exchange rate as of the end of the reporting period. All transactions included in the statements of operations are recorded at the average currency exchange rate in effect during the reporting period.

RECLASSIFICATION

Certain prior year amounts have been reclassified to conform to the current year presentation.

GLOBAL MUSIC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

NOTE 3 – CONTROL

As of September 30, 2007, the Treasurer (formerly the President/CEO) and director owns more than 70% of the Company’s common stock and, therefore, has the effective power to elect all members of the board of directors and to control the vote on substantially all other matters, without the approval of other stockholders.

NOTE  4 -  CONVERTIBLE DEBT

              The following is a summary of convertible debt as of  September 30, 2007 and June 30, 2007:

	September 30, 2007	June 30, 2007
Unsecured working capital advances from Treasurer/Director, due on demand, with interest at 6%	$544,946	$423,946

Note payable to Treasurer/Director, secured by substantially all of the assets of the Company, due on demand, with interest at 6%	1,131,680	1,131,680

Term loans payable, due from December 29, 2007 through May 10, 2008, with interest ranging from 6%– 14%	318,928	318,928

	1,995,554	1,874,554

Accrued interest on above arrangements	277,396	245,055
	$2,272,950	$2,119,609

WORKING CAPITAL ADVANCES

The Treasurer/Director  has provided various short-term working capital advances. During the three months ended September 30, 2007, short-term working capital advances under this borrowing arrangement totaled $146,000 and repayments totaled $25,000.  The advances from inception ( July 1, 2004) through September 30, 2007 were $544,946 and the accrued interest on these  advances totaled  $28,224 and $21,329  as of September 30, 2007 and June 30, 2007, respectively.

NOTE PAYABLE –TREASURER / DIRECTOR

The note payable to Treasurer/Director represents amounts due to the Company’s founder, who is also the Treasurer/Director of the Company.  Accrued interest on this note totaled $238,079 and $221,054 as of September 30, 2007 and June 30, 2007, respectively.

GLOBAL MUSIC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
NOTE 4 -  CONVERTIBLE DEBT (continued)

TERM LOANS PAYABLE

The Company borrowed funds under five term loan agreements. Accrued interest on these term loans totaled $11,093 and $2,672 as of  September 30, 2007 and June 30, 2007, respectively.

The detail of the term loans as of  September 30, 2007 and June 30, 2007 is as follows:

	September 30, 2007	June 30, 2007
Note dated February 2, 2007, 9% interest, maturing December 30, 2007	$25,000	$25,000
Note dated May 10, 2007, 6% interest, maturing May 10, 2008	25,000	25,000
Note dated May 30, 2007, 14% interest, maturing December 30, 2007	101,989	101,989
Note dated June 7, 2007, 9% interest, maturing December 30, 2007	66,939	66,939
Note dated June 29, 2007, 9% interest, maturing December 29, 2007	100,000	100,000
	$318,928	$318,928

CONVERSION FEATURE

On February 6, 2007, the Company’s Board of Directors voted to provide an irrevocable option to convert any and all of the outstanding amount of principal and accrued interest on the working capital advances and note payable-treasurer/director into shares of the Company’s common stock at a conversion price of $1 per share.  Each of the term loans contain a provision that allows the holder to convert any and all of the principal and accrued interest into shares of the Company’s common stock at a conversion price of $1 per share.  The working capital advances, note payable-treasurer/director, term loans and interest accrued thereon are convertible at any time at the option of the holder.

In accordance with EITF 98-5, during the three months ended September 30, 2007, the Company recorded a debt discount of $58,229 relating to working capital advances provided by the Treasurer/Director, term loans, note payable-treasure/director and accrued interest representing the intrinsic value of the conversion options based upon the differences between the fair value of the underlying common stock at the commitment date and the effective conversion price embedded in the debt. In determining the fair value, the Company applied a discount of 33% to the closing market price of the stock, on the commitment date, in consideration of the stock’s lack of marketability (including trading volume) and the doubt associated with regard to the Company’s ability to continue as a going concern. The Company determined the commitment date for the term loans to be the dates the notes were entered into and for the working capital advances and the note payabe-treausre/director, the date the Board of Directors granted the conversion feature. Since all of the above debt is immediately convertible, the Company recognized interest expense for the entire debt discount of $58,229 during the three months ended September 30, 2007. For the period from inception ( July 1, 2004) through September 30, 2007, the Company has recognized $767,915 of interest expense associated with the conversion options on the working capital advances, note payable-treasurer/director and term loans.

GLOBAL MUSIC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

NOTE 5 – STOCK OPTIONS

On August 29, 2007, the Company modified two stock option grants totaling 1,175,000 options. After giving effect to the modifications, the option exercise price was adjusted from $1.00 to $1.15. The Company has determined that there is no financial statement effect related to the modifications to these options.

On August 29, 2007, the Company issued options to acquire an aggregate of  176,250 shares of common stock, to two executive officers at $1.15 per share. These options are exercisable on January 1, 2008 and expire in 2012. The Company recognizes compensation expense, associated with the issuance of these options, over the vesting period.

Stock option activity for the three month period ended September 30, 2007 is as follows:

	Stock Options	Weighted Average Exercise Price

Outstanding, June 30, 2007	1,175,000	$1.15
Granted	176,250	1.15
Expired	-	-
Exercised	-	-
Outstanding, September 30, 2007	1,351,250	1.15

Average remaining life (years)	4.4

Exerciseable at September 30, 2007	1,175,000	1.15

Intrinsic value:

Outstanding	$-0-

Exerciseable	$-0-

For the three month periods ended September 30, 2007 and 2006, and cumulative from  July 1, 2004 (inception) to September 30, 2007, no options were exercised and no cash was received from the exercise of options.

In determining the weighted average fair value of stock option grants for the three months ended September 30, 2007 the Company assumed a dividend yield of 0%, weighted average volatility of 78%, risk-free interest rate of 4.12% and an expected holding period of 2 1/2 years. The Company also applied a discount of 33% to the closing market price of the stock, on the grant date, in consideration of the stock’s lack of marketability (including trading volume) and the doubt associated with regard to the Company’s ability to continue as a going concern.

GLOBAL MUSIC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

NOTE 6 – OPERATING LEASES

The Company leases office facilities in the United States and China under operating leases which extend to November 2007 for the United States and June 2008 for China. Future minimum lease payments under these operating leases total $20,900 in 2008 and $-0- for the years ending June 30, 2009 through June 30, 2012. Rental expenses incurred under these operating leases totaled $13,460 and $8,000 for the three months ended September 30, 2007 and 2006, respectively, and $59,834 for the period commencing July 1, 2004 (inception) through September 30, 2007.

NOTE 7 – COMMON STOCK

On January 1, 2007, the Company entered into consulting agreements with two service providers and issued 37,500 shares of  common stock valued at $ 1.35 per share for services to be performed during the period from January 1, 2007 through December 31, 2007. The resale of the shares is subject to the limitations imposed pursuant to Rule 144 of the Securities and Exchange Commission. In determining the fair value, the Company applied a discount of 33% to the closing market price of the stock, on the date the services were scheduled to begin, in consideration of the stock’s lack of marketability (including trading volume) and the doubt associated with regard to the Company’s ability to continue as a going concern. The Company recognized consulting expense related to this grant of $12,656 and $-0- for the three month periods ended September 30, 2007 and 2006, respectively and $37,968 for the period from inception ( July 1, 2004) through  September 30, 2007.

On July 2, 2007, the Company entered into a consulting agreement with a service provider and issued 100,000 shares of common stock valued at $1.70 per share for services to be performed from July 1, 2007 through June 30, 2009. The resale of the shares is subject to the limitations imposed pursuant to Rule 144 of the Securities and Exchange Commission. In determining the fair value, the Company applied a discount of 33% to the closing market price of the stock, on the date the services were scheduled to begin, in consideration of the stock’s lack of marketability (including trading volume) and the doubt associated with regard to the Company’s ability to continue as a going concern. The Company recognized consulting expense related to this grant of $14,000 and $-0- for the three month periods ended September 30, 2007 and 2006, respectively and $14,000 for the period from inception ( July 1, 2004) through  September 30, 2007.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

On June 18, 2007 the Company entered into a second Music Video Reproduction and Exhibition Agreement  with Warner Music Group (Beijing).This agreement, among other things, requires the Company to make two minimum advance deposits of $66,200 each during the 150 day period commencing with the signing of the agreement. During the three month period ended September 30, 2007, the Company made the first of these payments and recorded the amount on its balance sheet as a prepaid license fee.

GLOBAL MUSIC INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

NOTE 9 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As shown in the accompanying financial statements, the Company has a working capital deficiency of $2,547,739 as of September 30, 2007, has earned minimal revenues, and has incurred a net loss from July 1, 2004 (inception) through September 30, 2007 totaling $3,982,512. In addition, the note payable-treasurer/director and working capital advances are due on demand. If the treasurer/director were to call the note or the advances, the Company would be unable to meet these obligations. Further, no assurance can be given that the Company will maintain its cost structure as presently contemplated, raise additional capital on satisfactory terms, or that the distribution agreements entered into will generate sufficient revenue to sustain operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 10 – SUBSEQUENT EVENTS

The Company extended an arrangement with an investment banker pursuant to which the banker agreed to assist the Company  in raising  between $3 million to $5 million. The Company is still pursuing this transaction.

Item 2.                     Management's Discussion and Analysis or Plan of Operation

Forward-Looking Statements

This quarterly report on Form 10-QSB and other statements issued or made from time to time by Global Music International, Inc., a Florida corporation, contain statements which may constitute “Forward-Looking Statements” within the meaning of the Securities Act of 1933, as amended (the “Act”), the Securities Exchange Act of 1934 (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995, 15 U.S.C.A. Sections 77Z-2 and 78U-5 (SUPP. 1996).  Those statements include statements regarding the intent, belief or current expectations of Global Music International, Inc. and its officers/directors as well as the assumptions on which such statements are based.  Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. These forward-looking statements are based largely on our current expectations and are subject to a number of uncertainties and risks including the Risk Factors identified in our Annual Report on Form 10-KSB for the year ended June 30, 2007. Actual results could differ materially from these forward-looking statements. Global Music International, Inc. is sometimes referred to herein as “we”, “us”, “our” and the “Company.

Results of Operations for Periods Ended September 30, 2007 and 2006

Since the Company was formed on July 1, 2004, it has generated revenues of $127,785 and incurred a net loss since its inception of $3,982,512. Operations from the Company’s inception through September 30, 2007 have been devoted primarily to strategic planning, raising capital, developing revenue-generating opportunities and seeking to develop strategic relationships. The revenue earned since inception was derived in the United States under our contract with RealNetworks. As we terminated this contract in the fourth quarter of fiscal 2007, we will not be generating any further revenues from this relationship. Content distribution began in China in September 2007 and the Company intends to record revenue when such amounts are reasonably determinable,  which is currently expected to occur in the third quarter of fiscal 2008.

During the three months ended September 30, 2007, we generated no revenues and incurred operating expenses of $477,111 compared to generating no revenues and incurring operating expenses of $200,952 for the three months ended September 30, 2006. The major categories of operating expenses for the three months ended September 30, 2007 and 2006 are as follows:

	Three Months Ended September 30,
	2007	2006

Consulting and Professional Fees	$194,156	$15,000
Compensation Expense	101,599	68,750
General and Administrative Expenses	99,809	87,815
Interest Expense	90,570	17,115
Depreciation Expense	3,961	12,272

Total Expenses	$490,095	$200,952

Consulting and Professional Fees increased in the three months ended September 30, 2007 from the same period last year by $179,156 due to increased professional fees principally related to compliance reporting.

Compensation expense increased in the three month period ended September 30, 2007 from the same period last year by $32,849 of which $19,865 is related to an increase in executive salary expense and salaries paid to employees in China and $12,984 is compensation expense related to amortization associated with the grant of options.

Interest expense increased in the three months ended September 30, 2007 from the same period last year by $73,455. This increase is due to the increased interest expense of $15,226 associated with the increased indebtedness outstanding and $58,229 from the amortization of debt discount recorded in connection with the right granted to the holders of debt during the three months ended September 30, 2007 to convert such indebtedness into shares of our common stock at a conversion price of $1 per share. The debt discount represents the intrinsic value of the conversion right based upon the difference between the fair value of the underlying common stock at the commitment date and the effective conversion price embedded in the debt. In determining fair value we applied a 33.3 % discount to the closing market price of the stock, on the commitment date, in light of the lack of marketability (including limited trading volume) with respect to our common stock and the doubt associated with our ability to continue as a going concern. Since all of such debt is convertible immediately, we recognized interest expense for the entire debt discount of $58,229 during the three months ended September 30, 2007. Had we performed this calculation using no discount, interest expense would have been significantly higher.

Liquidity and Capital Resources

During the three months ended September 30, 2007, cash of $192,434 and $3,583 was used in operating activities and investing activities, respectively. These uses of cash were funded by $121,000provided by financing activities and $75,000 of the cash on hand at the beginning of the period. Net cash provided by financing activities was comprised of $121,000 in working capital advances (net of repayments of $25,000) from Corinne Fallacaro, our principal stockholder, director and treasurer.

During the three months ended September 30, 2006, cash of $35,413 and $9,349 was used in operating activities and investing activities, respectively. These uses of cash were funded by $41,000 provided by financing activities and $5,000 of cash on hand at the beginning of the period. Cash generated from financing activities was comprised of $41,000 in working capital advances from Ms. Fallacaro.

As of September 30, 2007, we had a working capital deficit of approximately $2.55 million. We also expect that during fiscal 2008, we will be required to expend approximately $670,000 for minimum payment obligations to our content providers. We do not currently have the resources to satisfy these obligations as well as our other operating and debt obligations. No assurance can be given that Ms. Fallacaro will continue to finance our operating and other expenses. We are currently exploring potential financing opportunities though no assurance can be given that financing will be available on terms acceptable to us.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Item 3A(T).  Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that except as set forth in the next paragraph,  our disclosure controls and procedures were effective.

Subsequent to the September 30, 2007, counsel advised management that we may  not have filed  on a timely basis certain  reports disclosing matters regarding the advances by management of funds to or on our  behalf  and the interest accrued subsequent to June 30, 2007 with respect to indebtedness owed by us to management (collectively, the "Additional Obligations"). See Note 4 of Notes to our Financial Statements. The Additional Obligations  are convertible into shares of our common stock at a conversion price of $1.00. Management believes, among other things, that such information was publicly available inasmuch as we had previously disclosed that future advances or accrued interest would be convertible into common stock at this  conversion price. Nonetheless, to  improve the disclosure control environment, management has reviewed the events that trigger the filing of reports with the SEC. Further, we intend to disclose the issuance of such additional advances  and accrued  interest on obligations owed to management on a quarterly basis to the extent such amounts exceeds $100,000 in any quarter. Notwithstanding the failure to file timely such reports, if and to the extent any  such reports were required to be filed, our financial statements reflected, on a timely basis, appropriate  accounting for all such arrangements

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2007, the Company received $121,000 (net of repayments of $25,000 of working capital advances) and incurred $32,341 of accrued interest, on all of its debt obligations. These working capital advances and the accrued interest of $32,341 are convertible, at the option of the debt holders, into common stock at  $1.00 per share. These issuances were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to section 4(2) thereof inasmuch as all the debt holders are accredited investors.

Item 5.  Other Information.

None

Item 6.  Exhibits

(a)   Index to Exhibits

Exhibit No.       Description of Exhibit

31.1          Rule 13a-14(a)/15d-14a(a) certification
31.2             Rule 13a-14(a)/15d-14(a) certification
32.1             Section 1350 certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Music International, Inc.

Date: November 14, 2007                                                                      /s/ James Fallacaro
---------------------------------------
James Fallacaro,
Chief Executive Officer and
President and Director

Date: November 14, 2007                                                                     /s/ David R. Allen
--------------------------------------
David R. Allen,
Principal Financial and
Accounting Officer