Form 10-K/A
period 2007-06-30
Global Technologies Group, Inc.
filed 2011-09-13
CIK 1308841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:
For the fiscal year ended June 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:
For the transition period from _______ to _______

333-120908
Commission File Number

Global Technologies Group Inc.
(Name of small business issuer in its charter)

Global Music International ,Inc.
(Formerly name, if applicable)

Florida	20-1354562
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1304 N Lakeshore Drive, Sarasota, Florida 34231	941-685-1616
(Address of principal executive offices)	(Issuer’s telephone number)

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
Transitional Small Business Disclosure Format: Yes [ ] No [X]

TABLE OF CONTENTS
Page Number

ITEM 1. DESCRIPTION OF BUSINESS	3

ITEM 2. DESCRIPTION OF PROPERTY	6

ITEM 3. LEGAL PROCEEDINGS	6

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	6

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY
SECURITIES	7

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	8

ITEM 7. FINANCIAL STATEMENTS	14

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE	14

ITEM 8A (T). CONTROLS AND PROCEDURES	14

ITEM 8B. OTHER INFORMATION	14

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL
PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE
WITH SECTION 16(a) OF THE EXCHANGE ACT	15

ITEM 10. EXECUTIVE COMPENSATION	17

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS	19

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE	20

ITEM 13. EXHIBITS	21

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	22

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

Name and Principal Position1	Year2	Salary	Bonus	Option Awards	All Other Compensation	Total
James Fallacaro CEO and President	2007 2006	$75,0003 --	-- --	-- --	$23,652 21,000	$98,652 21,000
Corinne Fallacaro CEO and President	2007 2006	-- --	-- --	-- --	50,0004 --	50,000 --
Christopher Mauritz Executive VP & CTO	2007 2006	157,0005 98,5006	-- --	-- --	40,7647 20,040	197,764 118,540
Ji Shen VP-China Operations	2007 2006	78,000 176,5008	-- --	$754,9129 --	-- --	832,912 176,500
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

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
James Fallacaro	__	__	__	__	__
Corinne Fallacaro2	__	__	__	__	__
Christopher Mauritz	__	__	__	__	__
Ji Shen	1,000,000	__	__	$1.00	2/5/12
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
Name and Address	Amount and Nature		Percent of
of Beneficial Owner	of Beneficial Owners		Class1

Corinne Fallacaro	18,727,709	2	78.1%
James Fallacaro	18,727,709	3	78.1%
Christopher Mauritz	2,283,500		10.3%
Ji Shen	1,100,000	4	4.9%
All directors and executive officers
as a group (five persons)	22,311,418	5	88.6%
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

Date: September 13, 2011
By: /s/ James Fallacaro_________________
James Fallacaro
Chief Executive Officer and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of this registrant and in the capacities and on the dates indicated.

Date: September 13, 2011 /s/ James Fallacaro___________________
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
F-5-

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
F-14-

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
F-15-

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
F-16-

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

F-17-

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

F-18-