Form 10-Q/A
period 2007-09-30
Global Technologies Group, Inc.
filed 2011-09-16
CIK 1308841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Global Music International, Inc.

Date: September 15, 2011 /s/ James Fallacaro
---------------------------------------
James Fallacaro,
Chief Executive Officer and
President and Director